Form 10KSB
period 2004-12-31
Jump n Jax, Inc.
filed 2005-03-07
CIK 1302143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-51140

                                JUMP'N JAX, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Utah                                              87-0649332
-------------------------------                          --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                3270 South 1100 West, South Salt Lake, Utah 84119
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 209-0545

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year. $ 12,381

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0-

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding as of February 22, 2005
-----------------------                      -----------------------------------
Common Stock, Par Value                                   2,824,170
   $.001 per share
                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.

Transitional Small Business Disclosure Format.   Yes [  ]  No [X]


                                JUMP'N JAX, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                                      PART I

Item  1.      Description of Business ...............................................................        3

Item  2.      Description of Property................................................................       12

Item  3.      Legal Proceedings......................................................................       12

Item  4.      Submission of Matter to a Vote of Security Holders.....................................       12

                                                      PART II

Item  5.      Market for Common Equity and Related Stockholder Matters...............................       12

Item  6.      Management's Discussion and Analysis or Plan of Operation..............................       14

Item  7.      Financial Statements...................................................................       19

Item  8.      Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure................................................................       19

Item  8A.     Controls and Procedures................................................................       19

Item  8B      Other Information......................................................................       19

                                                     PART III

Item  9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act...................................................       19

Item  10.     Executive Compensation.................................................................       21

Item  11.     Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholder Matters.........................................................       23

Item  12.     Certain Relationships and Related Transactions.........................................       22

Item  13.     Exhibits...............................................................................       23

Item  14.     Principal Accountant Fees and Services.................................................       23

              Signatures.............................................................................       25

                                                      PART I

Item  1.      Description of Business

Business Development

     History

     Draco Corp., a Utah corporation ("Draco-Utah") was organized December 17, 1985 with the purpose of searching for and acquiring an appropriate business opportunity. Draco-Utah conducted an initial public offering of its common stock in 1987 and then began searching for an appropriate business opportunity, but conducted only limited business activities for several years.

     On August 17, 1999, each of the former directors and executive officers of Draco-Utah resigned and appointed Lane S. Clissold, Steven D. Moulton, and Diane Nelson to serve as new directors. The new board then elected Mr. Clissold to serve as Draco-Utah's President, Ms. Nelson as its Vice President, and Mr. Moulton as its Secretary/Treasurer. Ms. Nelson subsequently resigned her positions as an officer and director on December 20, 2002.

     On August 17, 1999, Draco-Utah's new board of directors unanimously voted to authorize Mr. Moulton to negotiate with a business associate for the formation of a wholly-owned subsidiary to operate an equipment rental business. Subsequently, the domicile of the corporation was changed from Utah to Nevada by merging Draco-Utah into its then wholly-owned subsidiary, Draco Holding Corporation, a Nevada corporation that had been formed for the sole purpose of changing Draco-Utah's domicile. The change of domicile to Nevada was completed on September 16, 1999. Draco-Utah changed its name in 2004 to China Northeast Petroleum Holdings, Inc. and is referred to hereinafter as "Draco" or "China Northeast Petroleum."

     On March 3, 2000 Draco's board of directors unanimously approved the formation of Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax"), as a wholly-owned subsidiary of Draco. Since that time Jump'n Jax has operated its business of leasing inflatable balloon bounce houses for parties and outdoor activities in Southern Utah.

     Since March 2000, Jump'n Jax has consistently incurred operating losses on a quarterly basis, with only a few exceptions where we showed a nominal profit. We have financed our ongoing operations through various loans and contributions made by Messrs. Clissold and Moulton. Effective November 18, 2002, Mr. Clissold and Mr. Moulton converted loans to Draco with an aggregate principal balance of $50,048 and accrued interest of approximately $6,000 to 200,000 post-split shares (100,000 shares each) of Draco common stock. Mr. Clissold loaned an additional $5,000 to Draco in December 2002. During the year ended December 31, 2003, Mr. Clissold and Mr. Moulton loaned an aggregate of $15,000 to Draco. Effective November 18, 2003, all outstanding loans to Draco made by Messrs. Clissold and Moulton were converted to 400,000 post-split shares of Draco common stock which were issued to Mr. Clissold and Mr. Moulton in equal amounts (200,000 shares each).

     On December 18, 2003, Draco's Board of Directors unanimously approved a reverse split of Draco's authorized common stock (both issued and unissued shares) in the ratio of one share for 25 shares. As a result of the split, the number of Draco's authorized shares was reduced from 500,000,000 pre-split shares to 20,000,000 post-split shares, and the number of Draco's issued and outstanding shares was reduced from 18,934,751 pre-split shares to 757,390 post-split shares. The par value of Draco's common stock was kept at $0.001 per share. This reverse split became effective December 30, 2003.

     On December 30, 2003 a total of 100,000 post-split Draco common shares were issued to each of Mr. Clissold and Mr. Moulton, 30,000 post-split shares were issued to James T. Wheeler, and a total of 54,000 post-split shares were issued to consultants for services rendered to Draco.

     Share Exchange Agreement

     On April 30, 2004, Draco, completed a share exchange agreement with the stockholders of Hong Xiang Petroleum Group Limited, a British Virgin Island. Pursuant to the terms of the share exchange, Draco acquired all of the issued and outstanding capital stock of Hong Xiang in exchange for 18,700,000 shares of Draco common stock. Upon the closing of the share exchange, Hong Xiang became a wholly- owned subsidiary of Draco. The transaction resulted in a change of control of Draco, whereby approximately 93.93% of Draco's outstanding shares were owned by persons who were previously stockholders of Hong Xiang. Draco then changed its corporate name to China Northeast Petroleum Holdings, Inc.

     China Northeast Petroleum, through its subsidiary Hong Xiang, is engaged in the extraction and production of crude oil. Its current operations are in a portion of the Jilin Quinan Oil Field which is located southwest of Quinan City in the Jilin Province of the Peoples Republic of China. The area in which Hong Xiang conducts operations is one of the portions of the Quinan Oil Field which, in 1999, was designated by the Jilin Petroleum Group for cooperative exploration and production. Hong Xiang has taken over an exclusive 20 year contract to produce oil from the designated portion of the Jilin Quinan Oil Field. Hong Xiang subcontracts all oil well drilling activities to third parties but has retained direct responsibility for well logging, drill-stem testing and core sampling. All crude oil produced from the production site is currently sold to the Jilin Refinery of PetroChina.

     As an additional condition of the share exchange agreement, it was agreed that 100% of the shares of Jump'n Jax, Inc. owned by China Northeast Petroleum (f.k.a. Draco), would be distributed to those stockholders of record of China Northeast Petroleum on March 8, 2004, prior to the closing of the agreement. Jump'n Jax's outstanding shares were forward split to accommodate the distribution and, accordingly, an aggregate of 941,390 shares of Jump'n Jax common stock were issued to the stockholders of record on the basis of one share of our common stock for each share of China Northeast Petroleum common stock owned at the record date.

     We then filed with the SEC a registration statement on Form SB-2 in order to facilitate the distribution (spin-off). Only those stockholders who owned Draco shares on March 8, 2004 were entitled to receive shares in connection with the spin-off. Those persons that received shares pursuant to the share exchange agreement or acquired their shares after March 8, 2004, were not be eligible for the spin- off. Following the spin-off, there were 941,390 shares of Jump'n Jax common stock outstanding.

     As a result of filing our registration statement, we are obligated to file with the SEC certain interim and periodic reports including an annual report containing audited financial statements. We anticipate that we will continue to file such reports, notwithstanding the fact that, in the future, we may not otherwise be required to file such reports based on the criteria set forth under
Section 12(g) of the Exchange Act.

     Our business office is located at 511 East St. George Boulevard, Suite No. 3, St. George, Utah 84770, and our telephone number is (435) 619-1133. Our principal executive offices are located at 3270 South 1100 West, South Salt Lake, Utah 84119, and our telephone number is (801) 209-0545.

Forward Stock Split

     On January 7, 2005, our board of directors unanimously ratified a resolution to effect a forward stock split of our outstanding shares of common stock on a three shares for one share basis. The board established January 14, 2005 as the record date for determining those stockholders entitled to shares as a result of the split. The stock split was effected by causing the issuance of two additional shares of common stock (par value $0.001 per share) to the record holders of each share of common stock (par value $0.001 per share) issued and outstanding on the record date. The additional shares were delivered on or about January 21, 2005 to stockholders of record on the record date without any action required by the stockholders and that the issuance of additional shares is treated, for accounting purposes, as a share dividend. As a result of the stock split, the total number of common shares outstanding was increased from 941,390 shares to 2,824,170 shares.

Current Business Activities

     Principal Products and Services

     The principal service we offer is a form of childhood entertainment. We currently own and operate six 15' x 15' bounce houses that we rent to customers. We deliver the bounce houses to customer's homes, businesses, or other places of use, and inflate them for our customers and their guests to use for a specific amount of time. Some of the bounce houses are based on the Castle Disney, Winnie the Pooh, Sports Superheroes and sumo wrestling or boxing themes. The bounce houses themselves are generally created based on a particular theme. The themes can be modified on some bounce houses by changing certain plastic characters (such as Disney characters) that can be affixed to the bounce houses. Customers may also add to or supplement a particular theme by purchasing decorations based on a particular theme from a party supply store, and then using those decorations nearby. To date, we have limited our business to renting, delivering and inflating the bounce houses. We have not been involved in supplying decorations or other supplies to enhance a particular theme. However, this is an additional service that we are considering the possibility of offering.

     Some of our bounce houses will hold more children than others will. Depending on the size of the children and the bounce house used, our bounce houses will safely hold approximately 10 to 20 children at the same time.

     Our bounce houses are between two and five years old. We believe that bounce houses that are well taken care of have a useful life of approximately 15 years. As bounce houses are used more, and as they become older, they generally show more wear. Colors generally fade over time, and some repair areas may be seen. Older bounce houses may look less clean than newer ones, and this may affect their appeal to customers. Also, new bounce houses may be based on hit movie themes and other currently popular themes or fads that have greater market appeal. Older bounce houses may be used less often and therefor may not generate as much revenue as new bounce houses based on popular themes.

     The primary market for our services is young people. Within Washington County, in Southern Utah, over 36% of the 80,000 person population is under age
18. It is expected that the majority of these children will have birthday parties, and we hope to continue to draw our greatest customer base from this. However, we also participate in fairs, carnivals and other events where children are present.

     Distribution of Products and Services

     Our employee or an independent contractor will deliver the bounce houses to the location of the party, and inflate the bounce houses. After the party ends, our employee or an independent contractor will return the bounce houses to their storage area, or deliver them to another party location.

     Currently, we run three yellow pages ads in Southern Utah, and occasionally advertise in local newspapers. However, word of mouth recommendations have been our biggest source of customers.

     Competition

     The city of St. George now has three bounce house services with which we compete. Hoo-ray Bouncers and A to Z Kids offer the same type of service for about $80 for 3 hours. A third company, Hatch Party Rental, started operating in St. George during 2001. It usually charges approximately $100 for 3 hours. It has fairly new equipment. The bounce house units of Hoo-ray Bouncers and A to Z Kids are about eight years old and in need of some repair or replacement, while our six units are approximately one to four years old. It is our goal to keep our equipment clean and modern looking compared to those of our competitors. Manufacturers have designed newer bounce houses to be safer than some of the older designs. We believe that our fairly new bounce houses are safer than some older bounce houses that are used by some of our competitors.

     We generally rent our bounce houses for $80 for three hours, with a three hour minimum, on Fridays and Saturdays, and for $65 for three hours, with a three hour minimum, on Sundays through Thursdays. Our standard daily rate is $125 for any day of the week. However, rentals to car dealers or businesses are generally made on a negotiated daily or weekend rate that may be discounted based on promises of repeat business. When we locate our bounce houses at fairs or carnivals, we generally charge $1.00 to $3.00 per child, depending on the event attended. Our three hour rental rates are approximately $15 less than Hoo-ray Bouncers and A to Z Kids on the week days. A to Z has an advantage in that one of its bounce houses is larger and can accommodate larger events. However, A to Z is now located in Kanab, Utah, which is almost 80 miles away from St. George.

     The majority of our business comes from rentals in the St. George, Utah area and in the Mesquite, Nevada area. Mesquite, Nevada is located approximately 38 miles from St. George, Utah. Presently there are no bounce house rental companies located in Mesquite, Nevada. We also do business in Cedar City, Utah which is located approximately 50 miles from St. George, Utah.

     Increased competition has had an adverse affect on our results of operations. It has affected our ability to increase and/or retain existing business. Increased competition could result in price cutting and lower revenues. In order to compete effectively, we may have to lower rental prices or offer incentives such as free party supplies. This may further adversely affect results of operations.

     Seasonality of Business

     During the September through May school year, most of our rental business is done on weekends and on weekday evenings. During the summer months of June, July and August, we have fairly active weekday rentals as well as weekend rentals, but due to the hot climate in the area, most summer rentals occur in the mornings and evenings. Our greatest revenues are generally produced during the summer months.

     Sources and Availability of Products

     Bounce houses are readily available through All American Inflatables of Sacramento, California, Cutting Edge Creations, Inc., of Burnsville, Minnesota, and HEC Services Inc., of Orlando, Florida.

     Dependence on Major Customers

     We are not dependent on any one or a few major customers. Less than 10% of our revenues came from any one source during our last fiscal year.

     Patents, Trademarks, Trade Names and Licenses

     We have no patents, licenses, franchises, concessions, royalty agreements or labor contracts. Our children's entertainment business is operated under the Jump'n Jax name. We have not registered the Jump'n Jax name as a trademark, and we do not have any immediate plans to do so.

     Governmental Regulations

     No special governmental approval is required to operate our business other than having a valid business license which generally applies to all businesses. Other than maintaining the good standing of our corporate entity, complying with applicable local business licensing requirements, and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

     Research and Development Expenses

     We have not incurred any research and development expenses in the past and do not expect to incur any in the foreseeable future.

Employees

     We presently have one employee and two independent contractors. The employee, James T. Wheeler, also serves as our President and a director. The two independent contractors are responsible for taking phone orders and setting up and overseeing the use of our bounce houses. These persons work on a part-time basis. We expect to add employees only as business and financial conditions warrants.

Facilities

     We presently operate our business from space situated inside Joker Joker, a party supply store located at 511 East St. George Boulevard, St. George, Utah 84770. This space is made available to us at no cost because Joker Joker sees it as being beneficial for its business. We do not own the building or have a written lease agreement with the owner. Our use arrangement could be terminated at any time. We believe the value of this property arrangement is approximately $250 to $300 per month.

     Our principal corporate and executive offices are located at 3270 South 1100 West, South Salt Lake, Utah 84119, which is the principal place of business of our Vice President and director, Lane Clissold. We have no written agreement and currently pay no rent for the use of these facilities. We have no current plans to secure additional facilities until such time as our business so warrants.

Industry Segments

     No information is presented as to industry segments. We are presently engaged in the principal business of providing childhood entertainment. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating loss for the past two fiscal years.

Risk Factors

     Ownership of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

     Risks Relating to Our Business
     ------------------------------
     Our limited operating history makes it difficult to evaluate our business and prospects.
     ---------------------------------------------------------------------------
     We commenced our current business operations in March 2000 and, because of our short operating history, we have only limited financial data and business information for a prospective investor to evaluate our business strategies, past performance or an investment in our common stock. Thus, investors not have adequate information with which to make an informed investment decision regarding our company.

     We have limited assets and our current operations have not resulted in substantial revenues.
     ---------------------------------------------------------------------------
     We currently have assets of $33,231 and revenues for the past two fiscal years ended December 31, 2004 and 2003 have been $12,381 and $10,441, respectively. It is unlikely that our revenues will increase significantly in the immediate future unless we are able to expand our operations, which will require additional funding. There can be no assurance that we will be able to secure such additional funds or that we will continue our current level of revenues or be able to increase revenues in the future. We expect to continue to incur expenses in connection with the operation of our business and other general and administrative expenses. Accordingly, we need to continue to generate revenues to achieve and/or sustain profitability. If we do achieve increased revenues, we may be unable to sustain profitability on a quarterly or annual basis.

     There is substantial doubt about our ability to continue as a going concern due to working capital shortages, which means that we may not be able to continue operations unless we obtain additional funding.
     ---------------------------------------------------------------------------
     Because we have not shown the ability to generate sufficient revenues to cover our operating costs on a consistent basis, in is important that we either increase revenues in the future or locate an additional source of funding. For fiscal years ended December 31, 2004 and 2003, we incurred net losses of $32,900 and $340, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2004, raises doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to increase revenues or obtain adequate capital to cover our operating costs, we may be forced to cease operations.

     Additional required capital may not be available at attractive terms which would have a material negative effect on our operating results.
     ---------------------------------------------------------------------------
     In the event we need additional funds in order to continue or increase our business operations, we may not be able to secure such funding. In the past we have been dependent on the infusion of capital from our directors and stockholders in order to continue our business. Currently, we estimate our recurring annual total expenses to be approximately $30,000 per annum. We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to expand our business and to satisfy increased reporting and stockholder communications obligations under the securities laws.

     We cannot give any assurance that we will be able to obtain necessary funds required to continue operations, or that such funds will be available on terms favorable to us. If we borrow funds we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. In addition, our cash requirements may vary materially from those now anticipated by management. These changes may be due to the results of business expansion, potential changes in capital and debt markets, terms on which financing can be obtained, competitive factors and other factors. If adequate funds are not available, we may be required to curtail our operations which would have a negative effect on our financial condition.

     Our business is subject to possible claims against us for injuries sustained using our equipment.
     ---------------------------------------------------------------------------
     In the event someone is injured while using our inflatable bounce house equipment, we may be subject to potential lawsuits and claims for damages. If an injury does occur and an action is brought against us, an adverse outcome could have substantial negative impact on our financial and business condition.

     We may not be able to expand the market for our products and services, which could cause our business to fail.
     ---------------------------------------------------------------------------
     It is our intention to expand the products we offer and the area in which we market our business only as ongoing business conditions warrant and if necessary funds are available. We presently operate in a limited area in southwestern Utah. In order to expand the area in which we operate, we must purchase additional equipment and retain additional personnel to operate in the expanded areas. Also, there can be no assurance that if we do expand into new area, that such expansion will be successful or that the business generated form the addition of markets will warrant the expenses necessary to facilitate the expansion. If we are unable to successfully expand our marketing area and the products and services that we offer, our business may not be able to grow, or it may possibly decrease which will have a negative impact on our future operations.

     If we are unable to compete successfully with other businesses offering similar services, our business could be impacted negatively.
     ---------------------------------------------------------------------------
     We currently compete with three other bounce house services operating in the city of St. George. These businesses are able to compete with us on price and type of equipment offered. Also, these businesses may have greater financial resources than Jump'n Jax and may be able upgrade the number and quality of their bounce houses that would give them a competitive advantage. Increased competition could lead to price cutting and lower revenues. In order to compete effectively, we may have to lower rental prices or offer incentives such as free party supplies. If we are unable to compete successfully with these other entities, our business would be negatively affected and we may be forced to cease operations.

     Future operating results are likely to fluctuate significantly and cause the value of our stock to be volatile, which could cause the value of an investment in our company to decline.
     ---------------------------------------------------------------------------
     Our future quarterly and annual operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside our control. If operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock, should a public trading market develop, could significantly decline, which may cause the value of an investment in our company to decline. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

     * given the nature of the markets in which we participate, we may not be able to reliably predict future revenue and profitability;

     * our ability to expand our business and develop new products and services to offer prospective customers;

     *   our ability to retain key  management,  sales and marketing  personnel;
         and

     * our ability to obtain sufficient equipment and supplies to expand our business and the markets in which we operate.

     Due to these and other factors, quarterly and annual revenues, expenses and results of operations could vary significantly and period-to-period comparisons should not be relied upon as indications of future performance. These fluctuations could cause the value of our stock to be volatile.

     We are heavily dependent on our executive officers and their loss could severely damage our business.
     ---------------------------------------------------------------------------
     Our future success depends on the continued contributions of our directors and executive officers, particularly our President James T. Wheeler. Mr. Wheeler, together with Steve D. Moulton, our Secretary/Treasurer, were instrumental in establishing our company and are central to our development and growth. We currently do not have keyman life insurance on any of our executives. Even if we continue to rely on employees for various specialized services, we will need to recruit and retain additional personnel, including advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

     Because we have not adopted policies governing potential conflicts of interest, the occurrence of one or more conflicts could have a negative impact on our business.
     ---------------------------------------------------------------------------
     Our officers, directors and affiliates may be subject to potential conflicts of interest. All of our officers and directors have other full-time employment and are subject to competing demands for their time and resources between our business and their other business and investment interests. Although we do not presently anticipate doing business or entering into transactions with a business or entity in which an affiliate may have an ownership interest, it is possible that such an occurrence may take place in the future. We have no formal conflict of interest policy in place regarding the possibility of our entering into transactions with affiliates. In the event of a potential conflict of interest, our board of directors is governed by Utah corporate law relating to conflicting interest transactions and the "doctrine of corporate opportunities." Presently, it is management's intent to have any related party transaction ratified by a disinterested board of directors and, if necessary, by a vote of stockholders. If management does not follow these guidelines, there is a possibility that we could enter into a transaction without board and/or stockholder approval and that such transaction may not be in the best interest of the business. This could have a material and negative effect on our business and financial condition. There can be no assurance that any potential conflicts of interest will be resolved fairly in favor of our stockholders or us.

     Management will devote only minimal time our business.
     ---------------------------------------------------------------------------
     Presently, our three directors have other full time obligations and will devote only such time to the business of our company as necessary to maintain our ongoing business viability. Presently, Mr. Wheeler devotes approximately 15 to 25 hours per week to the operation of our business and the balance of his time to his other employment as a business advisor. Mr. Moulton spends approximately 10 hours per week dealing with the administrative details of our business and the balance of his time to conducting his own investment and consulting activities. Mr. Clissold operates his automotive business full-time and devotes only such time to Jump'n Jax as may be required as a member of the board of directors. Thus, because of their other time commitments, management anticipates that they will devote only a minimal amount of time to our company, at least until such time as business warrants devoting more time.

     Risks Relating to Ownership of Our Common Stock
     -----------------------------------------------
     Effective voting control is held by directors who have the ability to control future election of directors and the affairs of our company.
     ---------------------------------------------------------------------------
     Our current directors own in the aggregate approximately 84.8% of our outstanding voting securities. No other single stockholder owns in excess of 10%. Accordingly, the current directors have the ability to elect all of our directors, who in turn elect all executive officers, and to control our business and other affairs without regard to the votes of other stockholders.

     No market for our common stock.
     -------------------------------
     We anticipate applying for listing of our common stock on the OTC Bulletin Board. However, there is currently no market for our shares and there can be no assurance that any such market will ever develop or be maintained. Any trading market that may develop in the future will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, we must remain current in our periodic filings with the SEC in order to apply to have our securities quoted on the OTC Bulletin Board and, if accepted, to maintain our inclusion. In the event that we lose this status as a "reporting issuer," any future quotation of our shares on the OTC Bulletin Board may be jeopardized.

     China Northeast Petroleum stockholders may want to sell their Jump'n Jax shares after they are received in the spin-off and this could adversely affect the market for our securities.
     ---------------------------------------------------------------------------
     China Northeast Petroleum distributed 941,390 shares (2,824,170 shares post-split) of our common stock to its stockholders in the spin-off distribution. There can be no assurance that stockholders of China Northeast Petroleum will be interested in retaining their investment in our Jump'n Jax. Because these stockholders received registered shares in the spin-off, they are generally free to resell their Jump'n Jax shares, given that a market for our shares develops. If any number of China Northeast Petroleum stockholders offer their shares of Jump'n Jax for sale, the market for our securities could be adversely affected.

     The so called "penny stock rule" could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could have a negative effect on the price of our stock .
     ---------------------------------------------------------------------------
     In the event we are ultimately accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

     o   make a special suitability determination for purchasers of our shares;

     o receive the purchaser's written consent to the transaction prior to the purchase; and

     o deliver to a prospective purchaser of our shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

     Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

     We have never paid a dividend and do not intend to do so in the immediate future.
     ---------------------------------------------------------------------------
     We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements may impose.

Item  2.      Description of Property

     We do not presently own any property.

Item  3.      Legal Proceedings

     There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item  4.      Submission of Matters to a Vote of Security Holders

     Not applicable
                                     PART II

Item  5.      Market for Common Equity and Related Stockholder Matters

     Currently there is not, nor has there ever been, a public trading market for our common stock. We intend to make an application to the NASD to have our shares quoted on the OTC Bulletin Board. Our application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

     Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by that service. Although we intend to submit an application to the OTC Bulletin Board, we do not anticipate our shares to immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following the spin-off or at any other time in the future or, that if such a market does develop, that it can be sustained.

     Without an active public trading market, stockholders may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and bear no relationship to our actual financial condition or results of operations. Factors discussed herein, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

     The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

     It is unlikely that our securities will be listed on any national or regional exchange or on The Nasdaq Stock Market. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

     o registered and traded on a national securities exchange meeting specified criteria set by the SEC;
     o   authorized for quotation on The NASDAQ Stock Market;
     o   issued by a registered investment company;
     o excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or
     o   exempted from the definition by the SEC.

     If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

     Presently we have approximately 87 holders of record of our common stock. This number does not take into consideration stockholders whose shares are held by broker-dealers, financial institutions or nominees.

Dividend Policy

     We have never declared or paid cash dividends or made distributions in the past and do not anticipate paying cash dividends or making distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.

Item  6.      Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

     Unless our business generates sufficient revenues, it may be necessary for us to secure additional capital to maintain our corporate viability. We anticipate that necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an adequate financing in the near future to advance our business plan, there is substantial doubt about our ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on our operations. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Plan of Operation

     Our independent auditors have indicated in a footnote to our financial statements that we have not yet established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate funding, we could be forced to cease operations.

     Two of our directors, Lane S. Clissold and Steven D. Moulton, have verbally committed to provide additional funds for at least the next twelve months to help us adequately fund our operations and to remain current in our periodic reporting obligations to the SEC. However, neither Mr. Clissold nor Mr. Moulton is contractually obligated to provide any additional funds. Thus, if management does not provide requisite funding, we will be forced to seek financing from outside sources, although there can be no assurance that we will be able to secure such funds to continue our business operations.

     Our plan of operations for the next twelve months is to continue operating our children's entertainment business with our bounce houses primarily in the St. George, Utah area, the Mesquite, Nevada area, and in nearby communities. This 12 month plan of operations includes our goals of

     o   increasing revenue from our current bounce house rental business;
     o expanding our services to include other nearby small towns and communities;
     o evaluate the possibility of opening a second store in nearby Mesquite, Nevada;
     o hire additional employees and/or independent contractors if we are successful in expanding our business; and
     o   to attain profitability.

     To achieve these goals during the next twelve months, we intend to provide superior service, possibly purchase one or two more popular style bounce houses that our competitors do not have, and raise additional funds on an as needed basis to cover operating expenses. Management believes that these plans can be successfully implemented.

     With the exception of purchasing one or two bounce houses, if funds are available, we do not anticipate any other significant expenditures on equipment or physical facilities during 2005. Our only foreseeable cash requirements in 2005 will relate to maintaining the corporate viability of Jump'n Jax, preparing and filing required periodic reports with the SEC, and funding operations for our children's entertainment bounce house business. We believe that cash on hand will be sufficient for approximately the next twelve months. After that, we may need to fund operations through the possible sale of restricted common stock and/or through additional loans that may be made by our officers and directors.

We anticipate that we will have to raise $10,000 or less during the next twelve months, if we do not purchase additional bounce houses. If we purchase additional bounce houses our cash needs will increase by approximately $3,500 to $5,500 for each new bounce house purchased. We do not expect any significant changes in the number of our employees during the next twelve months.

     In view of our recurring losses and the loss of revenue during the most recent twelve months, management is constantly evaluating what can be done to increase business to help us achieve profitability. We believe that we can expand into new geographical marketing areas and add additional equipment as business warrants and necessary funding is available. We are exploring ways to expand our current business through increased marketing and advertising in the existing marketplace. Management is also reviewing our current operations to determine whether we can reduce certain expenses and overhead without jeopardizing our level of business.

Results of Operations

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenues for the year ended December 31, 2004 were $12,381 compared to $10,441 for the year ended December 31, 2003. Management attributes the 19% increase in revenues to the addition of long-term, commercial one-time events. The increase was partially offset by increased competition and the loss of two independent contractors during the third quarter of 2004.

     Total operating expenses for 2004 were $41,740, a 327% increase over expenses of $9,781 in 2003. The increase is primarily attributed to the 503% increase in general and administrative expenses due to costs and professional fees associated with the preparation and filing of the registration statement for our spin-off transaction. We reported a net loss of $32,900 for 2004, compared to a net loss of $340 for 2003, primarily attributed to the cost of our registration statement.

     Management believes that increased competition has had, and may continue to have, an adverse affect on our results of operations. This may affect our ability to increase and/or retain existing business. Increased competition could result in price cutting and lower revenues. In order to compete effectively, we may have to spend more funds on advertising, lower prices, or offer incentives such as free party supplies. All of this may adversely affect future results of operations.

     Our business is seasonal and is also dependent on weather conditions. The St. George, Utah area has mild winters that enable us to conduct business year-around. Although summers are extremely hot in the St. George area, prior to 2003 we experienced our largest sales revenues during summer months. Management attributes this historical increase in business during summer months to an increase in demand for children's entertainment while children are out of school. Many summer rentals occur in the mornings and evenings.

Liquidity and Capital Resources

     At December 31, 2004, we had cash on hand of $27,839 compared to $5,215 as of December 31, 2003. This increase is the result of two of our directors making loans to us during 2004 totaling $45,000. These loans are evidenced by notes payable. Total notes payable to related parties at December 31, 2004 was $55,000 compared to $10,000 at December 31, 2003. We believe that current cash on hand is sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $25,000. However, in the event operations are not sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors to provide additional funds. However, we have no agreements with anyone to provide future funds to our company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

     At December 31, 2004, we had total assets of $33,231 and a stockholders' deficit of $32,686, compared to total assets of $14,034 and total stockholders' equity of $214 at December 31, 2003.

Net Operating Loss

     We have accumulated approximately $31,000 of net operating loss carryforwards as of December 31, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2004 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward Looking and Cautionary Statements

     This report, including the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations" contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward- looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

     You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o Our ability to maintain our current business and, if feasible, expand the marketing of our products and services;

     o   Our  ability  to  attract  and  retain  new   individual  and  business
         customers;

     o The anticipated benefits and risks associated with our business strategy;

     o Volatility of the stock market, particularly within the entertainment sector;

     o   Our future operating ability and the future value of our common stock;

     o The anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

     o   Our future capital  requirements  and our ability to satisfy our needs;
         and

     o   general economic conditions.

     You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this report identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial  Accounting Standards
(SFAS) SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

     On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the company.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

Item  7.      Financial Statements

     Financial statements for the fiscal years ended December 31, 2004 and 2003 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.

Item  8A.     Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item  8B.     Other Information

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

                   Name            Age            Position
                   ----            ---            --------
         James T. Wheeler           41            President, and Director
         Lane S. Clissold           53            Vice President and Director
         Steven D. Moulton          42            Secretary/Treasurer and
                                                  Director
----------------------

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. However, due to our lack of funds, the directors will defer their expenses and any compensation until such time as business warrants such expenses. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board and each executive officer serves at the discretion of the board. We do not have any standing committees.

     No director, officer, affiliate or promoter of Jump'n Jax has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

     All of our present directors have other full-time employment or sources of income and will routinely devote only such time to our business as necessary. It is estimated that each director will devote less than ten hours per month to our business activities.

     Currently,  there is no  arrangement,  agreement or  understanding  between
management  and  non-  management   stockholders   under  which   non-management
stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

     The business experience of each of the persons listed above during the past five years is as follows:

     James Todd Wheeler became a director and President of Jump'n Jax in September 2000. Mr. Wheeler earned a B.S. Degree in communications and public relations from the University of Utah in 1991. From 1991 to 1997, Mr. Wheeler was a quality specialist and brokerage analyst with Fidelity Investments retail customer services in Salt Lake City, Utah. From 1997 to 1998, Mr. Wheeler was a loan officer with FirstPlus Freedom Mortgage and from 1998 to May 2000, he was a retail loan officer with Premier Mortgage, both companies being located in Salt Lake City. From May 2000 to May 2004, Mr. Wheeler was a sales manager for Iworks, Inc. in St. George, a company that assists individuals in setting up small, home-based businesses, and from May 2004 to the present, he has been a business startup specialist for The Tax Club, also in St. George, that assists individuals in creating small businesses. Mr. Wheeler served as a director and Vice President of Quazon Corp. from October 1997 to May 2001. Quazon is now known as Electronic Game Card, Inc.

     Lane S. Clissold became a director and Vice President of Jump'n Jax in May 2004. Mr. Clissold served as President and a director of our parent corporation, Draco, Inc. from August 1999 to March 2004. Mr. Clissold graduated from Skyline High School in Salt Lake City, Utah in 1969. From 1969 until 1979, Mr. Clissold worked for The Utah Department of Transportation in the construction engineering and safety departments. During that time, Mr. Clissold attended Utah State University, The University of Utah and Brigham Young University. Mr. Clissold graduated from BYU/DOT in 1976 with a degree in engineering. In 1977, Mr. Clissold bought Alpine Auto Renovations and currently serves as its President and co-owner. Mr. Clissold has been an officer and director of other publicly held developmental stage companies including Sound Industries, (Director and President from January of 1995 until May of 1997); Rotunda Oil and Mining, (Director and President from November 1995 to November of 1998), and is currently a director and Secretary/Treasurer of Treasure Mountain Holdings, Inc.

     Steven D. Moulton became a director and Secretary/Treasurer of Jump' Jax in September 2000. Mr. Moulton served as Secretary/Treasurer and a director of our parent corporation, Draco, Inc. from August 1999 to March 2004. Mr. Moulton graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice
President);  Sagitta  Ventures  (director and  President);  Jasmine  Investments

(director and President);  Java, Inc.  (Secretary/Treasurer  and director);  and
Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24, 1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Also since 1998, Mr. Moulton has managed his personal real estate properties through Excel Properties, LLC.

     Since December, 1997, Mr. Moulton has been associated with Rocky Mountain Fudge Company, Inc. (director and Vice President), a public candy company. From December 1997 until June 2001, Mr. Moulton was the President and a director of Quazon Corp., a blank check company. In June 2001, Quazon Corp. acquired Scientific Energy, Inc., and Mr. Moulton resigned as an officer and director of Quazon Corp. at that time. Quazon is now known as Electronic Game Card, Inc. From December, 1997 until approximately September 1999, Mr. Moulton served as a director and President of Bear Lake Recreation, Inc., a public snowmobile rental company. Also, from December 1997 to March 2004, Mr. Moulton was a director and President of XEBec International, Inc., a company looking for a merger or acquisition. With the exception of Sagitta Ventures, Omni International Corporation, Wasatch International, Icon Systems, Inc. and InsiderStreet.com, formerly, Sierra Holding Group, Inc, none of these companies was subject to the reporting requirements of the commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995.

Item  10.     Executive Compensation

     For the past three fiscal years, compensation received by directors was paid by Draco for services to the corporation and not necessarily related to the operation of the Jump'n Jax subsidiary. It should be noted that effective December 19, 2002, Steven D. Moulton, Lane S. Clissold and James T. Wheeler each received 8,000 post-split shares of Draco's common stock, valued at $0.25 per share ($2,000 per person), as compensation for services rendered to Draco. The shares were registered on a Form S-8 registration statement. Also, effective December 30, 2003, Messrs. Moulton and Clissold each received 50,000 shares of Draco's common stock, valued at $0.25 per share, as compensation for services rendered to Draco. James T. Wheeler received 30,000 shares of Draco's common stock, valued at $0.25 per share, as compensation for services rendered to Draco. The shares were registered on a Form S-8 registration statement.

     During the next twelve months, we anticipate paying compensation to management of approximately $10,000. Of this amount, approximately $7,500 will be paid to Mr. Wheeler for overseeing the ongoing operations of our business. Also, approximately $2,500 will be paid to Mr. Moulton for overseeing the administrative details of our company.

     We have not issued or granted any deferred compensation or long-term incentive plan awards to management during the past two fiscal years. Further, no member of management has been granted any option or stock appreciation rights.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from Jump'n Jax, with respect to any director or executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Jump'n Jax, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of.

     There are no agreements or understandings for any director or executive officer to resign at the request of another person. None of our directors or executive officers is acting on behalf of or will act at the direction of any other person.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information, to the best of our knowledge, as of February 22, 2005, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                           Amount and Nature of       Percent
of Beneficial Owner                        Beneficial Ownership      of Class(1)
--------------------                       --------------------      -----------
James T. Wheeler *                                 114,000             4.0  %
  511 East St. George Boulevard
  Suite No. 3
  St. George, Utah 84770

Lane S. Clissold *                               1,134,000            40.1 %
  3270 South 1100 West
  South Salt Lake, Utah 84119

Steven D. Moulton *                              1,146,300            40.6 %
  4848 S. Highland Dr., #353
  Salt Lake City, Utah  84117

All directors and officers                       2,394,300            84.8 %
  a group (3 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above will have sole voting power over the shares indicated above.

     (1) Based upon 2,824,170 shares of common stock outstanding as of February 22, 2005.


Item  12.     Certain Relationships and Related Transactions

     We have not had any material transactions during the past two fiscal years with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family except as set forth below.

     One of our directors, Steven Moulton has periodically made various loans to us as funds as needed to cover operating expenses. During the year ended December 31, 2000, Mr. Moulton loaned to us a total of $10,000 and during the first half of 2004, he made an additional loan of $25,000. In August 2004, another director, Lane Clissold, made a loan of $20,000 to the company pursuant to the same terms as previous loans. At September 30, 2004, these loans totaling $55,000 appeared on the balance sheet of our financial statements as a note payable - related party, together with accrued interest - related party of $7,361. The notes are unsecured, payable on demand and accrue interest at the rate of 10% per annum.

Potential Conflict of Interest

     We have no formal conflict of interest policy in place regarding the possibility of our entering into transactions with affiliates. We lack such a policy because we believe it highly unlikely that we will acquire or do business with an entity in which members of our management have an ownership interest, directly or indirectly. However, in the event a related party transaction did arise, it would almost certainly be ratified by a disinterested board of directors and, possibly, by the stockholders if deemed necessary. Management intends do whatever is necessary to fully and completely comply with Utah corporate law relating to conflicting interest transactions as set forth in the Utah Revised Business Corporation Act.

     Additionally, our officers and directors are subject to the "doctrine of corporate opportunities" insofar as it applies to a business opportunity or transaction in which Jump'n Jax has indicated an interest. If any officer or director is presented with a business opportunity or transaction that may conflict with a business interests previously identified by our company, such opportunity or transaction must be promptly disclosed to the board of directors and made available to Jump'n Jax. In the event the board rejects an opportunity or transaction so presented, and only in that event, any of our officers or directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of Jump'n Jax. There can be no assurance, however, that these efforts will be successful.

Item  13.     Exhibits

Exhibit No.       Exhibit Name
-----------       ------------
    3.1(1)        Articles of Incorporation
    3.2(1)        By-Laws
    4.1(1)        Instrument defining rights of holders (See Exhibit No. 3.1,
                  Articles of Incorporation)

--------------
     (1) Filed as exhibit to Form SB-2 registration statement filed September 9, 2004.

Item 14.      Principal Accountants Fees and Services

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in this report and in our registration statement on Form SB-2 for the fiscal years ended December 31, 2004 and 2003, and for the review of quarterly financial statements included in our registration statement for the quarters ended June 30 and September 30, 2004 were $8,945.

     Audit Related Fees

     For the fiscal years ended December 31, 2004 and 2003, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the fiscal years ended December 31, 2004 and 2003, there were no fees billed by H J & Associates for tax compliance, tax advice and tax planning.

     We do not use H J & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage H J & Associates to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining H J & Associates' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Jump'n Jax, Inc.



                                       By:     /S/ JAMES T. WHEELER
                                          --------------------------------------
                                               James T. Wheeler
                                               President and C.E.O.

Dated:   March 7, 2005

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                     Title                         Date
           ---------                                     -----                         ----
                                                President, C.E.O. and               March 7, 2005
/S/ JAMES T. WHEELER                            Director
---------------------------------------
         James T. Wheeler


                                                Secretary/Treasurer and Director    March 7, 2005
/S/ STEVEN D. MOULTON                           Principal Accounting Officer
---------------------------------------
         Steven D. Moulton



/S/   LANE S. CLISSOLD                          Vice President and Director         March 7, 2005
---------------------------------------
         Lane S. Clissold

                                JUMP'N JAX, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2004

                                                          C O N T E N T S



Report of Independent Registered Public Accounting Firm......................F-3

Balance Sheet............................................................... F-4

Statements of Operations.................................................... F-5

Statements of Stockholders' Equity (Deficit)................................ F-6

Statements of Cash Flows.................................................... F-7

Notes to the Financial Statements........................................... F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Jump'n Jax, Inc.
St. George, Utah


We have audited the accompanying balance sheet of Jump'n Jax, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jump'n Jax, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
---------------------------
Salt Lake City, Utah
February 22, 2005

                                JUMP'N JAX, INC.
                                  Balance Sheet

                                     ASSETS

                                                                    December 31,
                                                                        2004
                                                                    -----------
CURRENT ASSETS
  Cash                                                              $    27,839
                                                                    -----------

    Total Current Assets                                                 27,839
                                                                    -----------

EQUIPMENT

  Equipment (net) (Note 5)                                                5,392
                                                                    -----------

    Total Equipment                                                       5,392
                                                                    -----------

    TOTAL ASSETS                                                    $    33,231
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                 $     3,556
   Accrued interest payable-related party                                 7,361
   Note payable - related party (Note 4)                                 55,000
                                                                    -----------

     Total Liabilities                                                   65,917
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 50,000,000 shares
    authorized; 2,824,170 shares issued and outstanding                   2,824
   Additional paid-in capital                                            (1,824)
   Accumulated deficit                                                  (33,686)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (32,686)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $    33,231
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                            Statements of Operations

                                                         For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------


REVENUES                                             $    12,381    $    10,441
                                                     -----------    -----------

EXPENSES

  Depreciation                                             3,427          3,427
  General and administrative                              38,313          6,354
                                                     -----------    -----------

      Total Expenses                                      41,740          9,781
                                                     -----------    -----------

INCOME (LOSS) FROM OPERATIONS                            (29,359)           660
                                                     -----------    -----------

OTHER EXPENSES

  Interest expense                                        (3,541)        (1,000)
                                                     -----------    -----------

       Total Other Expense                                (3,541)        (1,000)
                                                     -----------    -----------

NET LOSS                                             $   (32,900)   $      (340)
                                                     ===========    ===========

BASIC LOSS PER SHARE                                 $     (0.01)   $     (0.00)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          2,824,170      2,824,170
                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.


                                JUMP'N JAX, INC.
                  Statements of Stockholders' Equity (Deficit)
                           December 31, 2004 and 2003'




Balance, December 31, 2002      2,824,170   $     2,824   $    (1,824)   $      (446)

Net loss for the year ended
December 31, 2003                    --            --            --             (340)
                              -----------   -----------   -----------    -----------

Balance, December 31, 2003      2,824,170         2,824        (1,824)          (786)

Net loss for the year ended
December 31, 2004                    --            --            --          (32,900)
                              -----------   -----------   -----------    -----------

Balance, December 31, 2004      2,874,170   $     2,824   $    (1,824)   $   (33,686)
                              ===========   ===========   ===========    ===========










  The accompanying notes are an integral part of these financial statements. d-

                                JUMP'N JAX, INC.
                            Statements of Cash Flows

                                                            For the Years Ended
                                                                 December 31,
                                                            --------------------
                                                              2004        2003
                                                            --------   --------


CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                               $(32,900)  $    (34)
     Adjustments  to reconcile net loss to
     net cash used by operating  activities:
       Depreciation                                            3,427      3,427
     Changes in operating assets and  liabilities:
       Increase in accrued interest                            3,541      1,000
       Increase in accounts payable                            3,556       --
                                                            --------   --------

         Net Cash Provided (Used) by Operating Activities    (22,376)     4,087
                                                            ========   ========

CASH FLOWS FROM INVESTING ACTIVITIES

       Net Cash Used by Investing Activities                    --         --
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from notes payable - related party            45,000       --

         Net Cash Provided by Financing Activities            45,000       --
                                                            --------   --------

NET INCREASE IN CASH                                          22,624      4,087

CASH AT BEGINNING OF PERIOD                                    5,215      1,128
                                                            --------   --------

CASH AT END OF PERIOD                                       $ 27,839   $  5,215
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

  Interest                                                  $   --     $   --
  Income taxes                                              $   --     $   --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES







  The accompanying notes are an integral part of these financial statements.

                                 JUMP'N JAX, INC
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a. Organization

               Jump'n Jax, Inc. (the Company) was incorporated as a Utah Corporation in March 2000. The Company is in the business of equipment rental and the leasing of inflatable bounce houses for parties and entertainment.

               b. Provision for Taxes

               Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

               Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:
                                                 2004            2003
                                              -----------    -----------
                  Deferred tax assets:
                    NOL Carryover             $    12,300    $      --

                  Deferred tax liabilities:          --             --
                    Depreciation                     (645)        (1,100)

                  Valuation allowance              11,655           (400)

                  Net deferred tax asset      $      --      $      --
                                              ===========    ===========

               The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                 2004            2003
                                              -----------    -----------

                  Book Income                 $    12,831    $     (135)
                  NOL Utilization                    --            (405)
                  State tax                           (39)          --
                  Valuation allowance              12,870          (540)
                                              -----------    ----------
                                              $      --      $      --
                                              ===========    ===========

               At December 31, 2004, the Company had net operating loss carryforwards of approximately $31,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.
                                       F-8

                                JUMP'N JAX, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               b. Provision for Taxes (Continued)

               Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

               c. Accounting Method

               The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

               d. Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               e. Revenue Recognition

               Revenues are recognized when rentals of equipment are completed and cash is received. The Company rents-out entertainment equipment for parties and other group gatherings. No products are sold and no inventory is on hand.

               f. Basic Loss Per Share

               The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements. For the Years Ended December 31,

                                                        2004           2003
                                                      ---------     ---------
              Basic loss per share:
                 Numerator - net loss                 $ (32,900)    $   (340)
                 Denominator - weighted average
                  number of shares outstanding        2,824,170     2,824,170
                                                      ---------     ---------

                 Loss per share                       $   (0.00)    $   (0.00)
                                                      =========     =========

                                JUMP'N JAX, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               g. Newly Issued Accounting Pronouncements

               On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for
               Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value- based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations. In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4.
               This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time- sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time- sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company. In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the

                                JUMP'N JAX, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               g. Newly Issued Accounting Pronouncements (Continued) exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company. The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation. h. Advertising Expense

               The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004 and 2003 totaled $3,934 and $2,887, respectively.

NOTE 2 -       GOING CONCERN

               The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to increase operations through expanding its operations into other locals, in the interim, management and primary shareholders are committed to meeting the Company minimal operating expenses.

NOTE 3 -       STOCK TRANSACTIONS

               In April, 2004, the Company's Board of Directors authorized a forward split of 941.390 to 1. Also on, January 7, 2005 the Board of Directors authorized a forward split of 3 to 1. The financial statements have been retroactive restated to reflect these forward splits.

NOTE 4 -       RELATED PARTY TRANSACTIONS

               As needed, the Company's officers and directors have loaned the Company funds to cover operating expenses. These loans accrue interest at 10%, are unsecured and are due upon demand. As of December 31, 2004, these officers have loaned the Company a total of $55,000.

                                JUMP'N JAX, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 5 -       FIXED ASSETS

               In May 2000, the Company purchased inflatable "bounce-houses," shown below as rental equipment, which are rented-out to customers for parties, gatherings, etc. The equipment is depreciated over a 7-year life using the straight-line method of depreciation. The Company purchased an automobile in May 2000, which has a 5-year depreciable life. Depreciation on the automobile is also computed using the straight-line method. Fixed assets and accumulated depreciation for the period are as follows:

                                                             December 31,
                                                                2004

               Rental equipment                              $    13,626
               Automobile                                          7,403
               Accumulated depreciation                          (15,637)
                                                             -----------

                         Total                               $     5,392

               Depreciation expense for the years ended December 31, 2004 and 2003 was $3,427 and $3,427, respectively.