Form 10QSB
period 2005-03-31
Jump n Jax, Inc.
filed 2005-05-11
CIK 1302143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 000-51140

                                JUMP'N JAX, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             UTAH                                            87-0649332
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                3270 South 1100 West, South Salt Lake, Utah 84119
                    (Address of principal executive offices)

                            (801) 209-0545 (Issuer's
                                telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding as of March 31, 2005
-----------------------------                   --------------------------------
Common Stock, $.001 par value                               2,824,170

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]


                                                 TABLE OF CONTENTS

Heading                                                                                                  Page
-------                                                                                                  ----
                                          PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004...................      4

                  Statements of Operations - three months ended March 31, 2005
                    and 2004 (unaudited) .............................................................      5

                  Statements of Cash Flows - three months ended March 31, 2005
                    and 2004 (unaudited)..............................................................      6

                  Notes to Financial Statements ......................................................      7

Item 2.      Management's Discussion and Analysis and Results of Operations...........................      8

Item 3.      Controls and Procedures..................................................................     11


                                            PART II - OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     11

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     11

Item 3.      Defaults Upon Senior Securities..........................................................     11

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     11

Item 5.      Other Information........................................................................     11

Item 6.      Exhibits and Reports on Form 8-K.........................................................     12

             Signatures...............................................................................     13

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying balance sheets of Jump'n Jax, Inc. at March 31, 2005 and December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2005 and 2004 and the period June 28, 1984 (date of inception) to March 31, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.





                                JUMP'N JAX, INC.

                              FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004




                                JUMP'N JAX, INC.
                                 Balance Sheets

                                     ASSETS


                                                                    March 31     December 31,
                                                                      2005           2004
                                                                  -----------    -----------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                            $    14,803    $    27,839
                                                                  -----------    -----------

    Total Current Assets                                               14,803         27,839
                                                                  -----------    -----------
EQUIPMENT

  Equipment (net)                                                       4,535          5,392
                                                                  -----------    -----------
    Total Equipment                                                     4,535          5,392
                                                                  -----------    -----------
    TOTAL ASSETS                                                  $    19,338    $    33,231
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                $      --      $     3,556
  Note payable - related party                                         55,000         55,000
  Accrued interest - related party                                      8,736          7,361
                                                                  -----------    -----------
    Total Liabilities                                                  63,736         65,917
                                                                  -----------    -----------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 50,000,000
    shares authorized; 2,824,170 shares issued
    and outstanding                                                     2,824          2,824
  Additional paid-in capital                                           (1,824)        (1,824)
  Accumulated deficit                                                 (45,398)       (33,686)
                                                                  -----------    -----------

    Total Stockholders' Equity (Deficit)                              (44,398)       (32,686)
                                                                  -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                   $    19,338    $    33,231
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                            Statements of Operations
                                  (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------


REVENUES                                             $       690    $     1,140
                                                     -----------    -----------

EXPENSES

  Depreciation                                               857            857
  General and administrative                              10,170          2,990
                                                     -----------    -----------

      Total Expenses                                      11,027          3,847
                                                     -----------    -----------

INCOME (LOSS) FROM OPERATIONS                            (10,337)        (2,707)
                                                     -----------    -----------

OTHER EXPENSES

  Interest expense                                        (1,375)          (250)
                                                     -----------    -----------

       Total Other Expense                                (1,375)          (250)
                                                     -----------    -----------

NET LOSS                                             $   (11,712)   $    (2,957)
                                                     ===========    ===========

BASIC LOSS PER SHARE                                 $     (0.00)   $     (0.00)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          2,824,170      2,824,170
                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                         For the Three Months Ended
                                                                    March 31,
                                                         --------------------------
                                                              2005        2004
                                                            --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                               $(11,712)  $ (2,957)
     Adjustments  to reconcile net loss to
     net cash provided (used) by operating
     activities:
       Depreciation                                              857        857
     Changes in operating assets and  liabilities:
       (Decrease) in accounts payable                         (3,556)      --
       Increase in accrued interest                            1,375        250
                                                            --------   --------

         Net Cash Provided (Used) by Operating Activities    (13,036)    (1,850)
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES                            --         --
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

       Increase note payable - related party                    --       25,000
                                                            --------   --------

         Net Cash Provided by Financing Activities              --       25,000
                                                            --------   --------

NET INCREASE IN CASH                                         (13,036)    23,150

CASH AT BEGINNING OF PERIOD                                   27,839      5,215
                                                            --------   --------

CASH AT END OF PERIOD                                       $ 14,803   $ 28,365
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

  Interest                                                  $   --     $   --
  Income taxes                                              $   --     $   --



  The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB of Jump N Jax, Inc. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

          In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock and continuing to develop and market its "bounce-house" business. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  STOCK TRANSACTIONS

          On January 7, 2005,  the  Company's  Board of  Directors  authorized a
          forward  split  of  3  to  1.  The  financial   statements  have  been
          retroactively restated to reflect this forward split.

Item 2.   Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.
--------------------------------------------------------------------------------

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

Results of Operations

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
     ---------------------------------------------------------------------------

     Revenues for the three months ("first quarter") ended March 31, 2005 declined 39% to $690 compared to revenues of $1,140 for the first quarter of 2004 primarily due to extremely inclement and rainy weather that hindered the outdoor rentals of our recreational bounce houses.

     Total expenses for the first quarter of 2005 increased 187% to $11,027 compared to total expenses of $3,847 for the first quarter of 2004, primarily attributed to the 240% increase in general and administrative expenses to $10,170 for the first quarter of 2005 compared to $2,990 for the first quarter of 2004. The increase in general and administrative expenses for the first quarter of 2005 is due to costs and professional fees associated with the completion of our registration statement for the spin-off of our shares from our former parent. As a result of the increased general and administrative expenses, we reported a net loss of $10,337 for the first quarter of 2005 compared to a net loss of $2,707 for the 2004 period.

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

     Our business is seasonal and is also dependent on weather conditions. Unusually inclement weather during the first quarter of 2005 may have had a negative effect on our business. The St. George, Utah area generally has mild winters that enable us to conduct business year-around. Although summers are extremely hot in the St. George area, prior to 2003 we experienced our largest sales revenues during summer months. Management attributes this historical increase in business during summer months to an increase in demand for children's entertainment while children are out of school. Many summer rentals occur in the mornings and evenings.

Liquidity and Capital Resources

     At March 31, 2005, we had cash on hand of $14,803 compared to $27,839 as of December 31, 2004. The decrease in cash is attributed to our decrease in revenues and increase expenses during the first quarter of 2005. Our cash position has been enhanced due to two of our directors making loans to us during 2004 totaling $45,000. These loans are evidenced by notes payable and totaled $55,000 as of March 31, 2005 and December 31, 2004.

     We estimate our cash requirements for the next 12 months to be approximately $25,000. We believe that current cash on hand may be sufficient to satisfy our cash requirements for the next twelve months, provided our revenues provide sufficient additional capital. However, in the event operations are not sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors to provide additional funds. We have no agreements with anyone to provide future funds to our company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

     At March 31, 2005, we had total assets of $19,338 and a stockholders' deficit of $44,398, compared to total assets of $33,231 and total stockholders' equity of $32,686 at December 31, 2004.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.   Unregistered Sales or Equity Securities and Use of Proceeds

     This Item is not applicable.

Item 3.   Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.   Other Information

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

Item 6.       Exhibits

     (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification   of   Principal   Accounting   Officer
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended March 31, 2005.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JUMP'N JAX,  INC.

Date: May 11, 2005                   By:  /S/   JAMES T. WHEELER
                                        ----------------------------------------
                                          James T. Wheeler
                                          President, C.E.O. and Director




Date: May 11, 2005                   By:  /S/   STEVEN D. MOULTON
                                        ----------------------------------------
                                          Steven D. Moulton
                                          Secretary / Treasurer
                                          Principal Accounting Officer