Form 10QSB
period 2005-06-30
Jump n Jax, Inc.
filed 2005-08-15
CIK 1302143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding as of June 30, 2005
-----------------------------                   -------------------------------
Common Stock, $.001 par value                            7,224,170

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004....................      4

                  Statements of Operations - six months ended June 30, 2005
                    and 2004 (unaudited) .............................................................      5

                  Statements of Cash Flows - six months ended June 30, 2005
                    and 2004 (unaudited)..............................................................      6

                  Notes to Financial Statements ......................................................      7

Item 2.      Management's Discussion and Analysis and Results of Operations...........................      9

Item 3.      Controls and Procedures..................................................................     12


                                            PART II - OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     12

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     13

             Signatures...............................................................................     14

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying balance sheets of Jump'n Jax, Inc. at June 30, 2005 and December 31, 2004, related statements of operations and cash flows for the six months ended June 30, 2005 and 2004, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.







                                JUMP'N JAX, INC.

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004




                                JUMP'N JAX, INC.
                                 Balance Sheets

                                     ASSETS


                                                                    June 30      December 31,
                                                                      2005           2004
                                                                  -----------    -----------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                            $     7,501    $    27,839
                                                                  -----------    -----------

    Total Current Assets                                                7,501         27,839
                                                                  -----------    -----------
EQUIPMENT

  Equipment (net)                                                       3,678          5,392
                                                                  -----------    -----------
    Total Equipment                                                     3,678          5,392
                                                                  -----------    -----------
    TOTAL ASSETS                                                  $    11,179    $    33,231
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                $     3,500    $     3,556
  Note payable - related party                                           --           55,000
  Accrued interest - related party                                       --            7,361
                                                                  -----------    -----------
    Total Liabilities                                                   3,500         65,917
                                                                  -----------    -----------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 50,000,000
    shares authorized; 2,824,170 shares issued
    and outstanding                                                     7,223          2,824
  Additional paid-in capital                                           62,277)        (1,824)
  Accumulated deficit                                                 (61,821)       (33,686)
                                                                  -----------    -----------

    Total Stockholders' Equity (Deficit)                                7,679)       (32,686)
                                                                  -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                   $    11,179    $    33,231
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                            Statements of Operations
                                  (Unaudited)

                                                     For the Six  Months Ended       For the Three Months Ended
                                                              June 30,                        June 30,
                                                     --------------------------      --------------------------
                                                         2005           2004             2005           2004
                                                     -----------    -----------      -----------    -----------


REVENUES                                             $     3,615    $     5,293      $     2,925    $     1,498
                                                     -----------    -----------      -----------    -----------

EXPENSES

  Depreciation                                             1,714          1,714              857            286
  General and administrative                              27,897          8,790           17,727            971
                                                     -----------    -----------      -----------    -----------

      Total Expenses                                      29,611         10,504           18,584          1,257
                                                     -----------    -----------      -----------    -----------

INCOME (LOSS) FROM OPERATIONS                            (25,996)        (5,211)         (15,659)           241
                                                     -----------    -----------      -----------    -----------

OTHER EXPENSES

  Interest expense                                        (2,139)          (955)            (764)          (122)
                                                     -----------    -----------      -----------    -----------

       Total Other Expense                                (2,139)          (955)            (764)          (122)
                                                     -----------    -----------      -----------    -----------

NET INCOME (LOSS)                                    $   (28,135)   $    (6,166)     $   (16,423)   $       119
                                                     ===========    ===========      ===========    ===========

BASIC LOSS PER SHARE                                 $     (0.01)   $     (0.00)     $     (0.00)   $     (0.00)
                                                     ===========    ===========      ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          3,809,805      2,824,170        4,784,610      2,824,170
                                                     ===========    ===========      ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                          For the Six Months Ended
                                                                  June 30,
                                                         --------------------------
                                                              2005        2004
                                                            --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                               $(28,135)  $ (6,166)
     Adjustments  to reconcile net loss to
     net cash provided (used) by operating
     activities:
       Depreciation                                            1,714       --
       Common stock issued for services                        4,000      1,714
     Changes in operating assets and  liabilities:
       Increase in accrued interest                            2,139        955
       (Decrease) in accounts payable                            (57)      --
                                                            --------   --------

         Net Cash Provided (Used) by Operating Activities    (20,338)    (3,497)
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES                            --         --
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

       Increase note payable - related party                    --       25,000
                                                            --------   --------

         Net Cash Provided by Financing Activities              --       25,000
                                                            --------   --------

NET INCREASE (DECREASE) IN CASH                              (20,338)    21,503

CASH AT BEGINNING OF PERIOD                                   27,839      5,215
                                                            --------   --------

CASH AT END OF PERIOD                                       $  7,501   $ 26,718
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

  Interest                                                  $   --     $   --
  Income taxes                                              $   --     $   --

Schedule of Non Cash Financing Activities
  Common stock issued for extinguishment
   of related party debt                                    $ 64,500   $   --
  Common stock issued for services                             4,000       --


                                JUMP'N JAX, INC.
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB of the Company. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                                JUMP'N JAX, INC.
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 3 -  SIGNIFICANT EVENTS

          On May 20, 2005, the board of directors authorized the issuance of 4,000,000 shares of commons stock, to Lane S. Clissold (2,000,000) and Steven D. Moulton (2,000,000). The shares are being issued in consideration for Messrs. Clissold's and Moulton's agreement to convert into shares of common stock all amounts due and owing to them as a result of loans and/or advances made to the company. As a result of the conversion of their loans and/or advances into shares of common stock, the full amount of the loans and/or advances made by Messrs. Clissold and Moulton to Jump'n Jax as of and through May 15, 2005, and all accrued interest thereon, is deemed to be paid in full. The shares were valued at $0.01625 per share for total consideration of $64,500.

          Also on May 25, 2005, the Company, Inc. board of directors authorized the issuance of 400,000 shares of common stock to B. W. Hicken pursuant to a service agreement in consideration for services rendered to the company. The shares valued at $0.01 per share for total consideration of $4,000.

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

     Unless our business begins to generate additional revenues, management believes that we will have to secure additional capital to maintain our corporate viability. We expect that the only immediate source of funding will be from our officers and directors.

     Our independent auditors have indicated in a footnote to our financial statements that we have not yet established an ongoing source of revenues sufficient to cover operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us securing and maintaining adequate capital to fund operating losses until we become profitable. If we are unable to increase revenues or secure adequate financing in the near future to advance our business plan, there is substantial doubt about our ability to continue as a going concern and we could be forced to cease operations.

     Two of our directors, Lane S. Clissold and Steven D. Moulton, have verbally committed to provide additional funds for at least the next twelve months to help us adequately fund our operations and to remain current in our periodic reporting obligations to the SEC. However, neither Mr. Clissold nor Mr. Moulton is contractually obligated to provide such funds. Accordingly, if current management does not provide requisite funding, we will be forced to seek financing from outside sources, although there can be no assurance that we will be able to secure such funds to continue our business operations.

     Our plan of operations for the next twelve months is to continue operating our children's entertainment business with our bounce houses primarily in the St. George, Utah area, the Mesquite, Nevada area, and in nearby communities. This 12-month plan of operations includes our goals of

     o   increasing revenue from our current bounce house rental business;
     o expanding our services to include other nearby small towns and communities;
     o evaluate the possibility of opening a second store in nearby Mesquite, Nevada;
     o hire additional employees and/or independent contractors if we are successful in expanding our business and if sufficient funds are available; and
     o   to attain profitability.

     To achieve these goals during the next twelve months, we intend to provide superior service, possibly purchase one or two more popular style bounce houses that our competitors do not have, and raise additional funds on an as needed basis to cover operating expenses. Management believes that these plans can be successfully implemented.

     With the exception of the purchase additional bounce houses, if funds are available, we do not anticipate any other significant expenditures on equipment or physical facilities during the remainder of 2005. Our only immediate cash requirements in the second half of 2005 will relate to maintaining the corporate viability of Jump'n Jax, preparing and filing required periodic reports with the SEC, and funding operations for our business. We believe that cash on hand will be sufficient for approximately the next six months. Beyond that, we may be forced to raise funds through the possible sale of restricted common stock if we are unable to obtain additional loans from our officers and directors. We anticipate that we will have to raise at least $10,000 to $15,000 during the next twelve months, if we do not purchase additional bounce houses. If we purchase additional bounce houses, our cash needs will increase by approximately $3,500 to $5,500 for each new bounce house purchased. We do not expect any significant changes in the number of our employees during the next twelve months.

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

Results of Operations

     Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

     Revenues for the three-month period ended June 30, 2005 increased 95% to $2,925 compared to revenues of $1,498 for the second quarter of 2004. However, for the six months ended June 30, 2005, revenues declined 32% to $3,615 compared to $5,293 for the first half of 2004. Management attributes the decreased revenue to the first half of 2005 to inclement and rainy weather that hindered the outdoor rentals of our recreational bounce houses.

     Total expenses for the second quarter of 2005 increased to $18,584 compared to total expenses of $1,257 for the second quarter of 2004. Expenses also increased for the first half of 2005 to $29,611 from $10,504 for the first half of 2004. The 2005 increase in expenses is attributed to increased general and administrative expenses due to professional fees and related expenses associated with the completion of our registration statement for the spin-off of our shares from our former parent. Accordingly, we incurred net losses of $16,423 and $28,135 for the second quarter and first half of 2005, respectively, compared to a net profit of $119 for the second quarter of 2004 and a net loss of $6,166 for the first half of 2004.

     Management believes that in addition to weather issues, increased competition has had, and may continue to have, an adverse affect on our results of operations. This may affect our ability to increase and/or retain existing business. Increased competition could result in price cutting and lower revenues. In order to compete effectively, we may have to spend more funds on advertising, lower prices, or offer incentives such as free party supplies. All of this may adversely affect future results of operations. Also, our President and sole employee has indicated his desire to leave the company, which means that we will have to find an adequate replacement to oversee our day-to-day operations.

     Our business is seasonal and is dependent on weather conditions. Unusually inclement weather during the first half of 2005 may have had a negative effect on our business. The St. George, Utah area generally has mild winters that enable us to conduct year-around business. Although summers are extremely hot in the St. George area, prior to 2003 we experienced our largest sales revenues during summer months. Management attributes this historical increase in business during summer months to an increase in demand for children's entertainment while children are out of school. Many summer rentals occur in the mornings and evenings.

     In the opinion of management, inflation has not and will not have a material effect on our operations. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Liquidity and Capital Resources

     At June 30, 2005, we had cash on hand of $7,501 compared to $27,839 as of December 31, 2004. The decrease in cash is attributed to our decline in operating revenues and increased expenses during the first half of 2005. Our cash position has been enhanced due to two of our directors making loans to us during 2004 totaling $45,000. All loans to the company have been secured by notes. In May 2005 the two directors converted an aggregate of $64,500 in notes and accrued interest owed by us into 4,000,000 shares of Jump'n Jax common stock. This stock issuance decreased our total liabilities from $65,917 at December 31, 2004, to $3,500 at June 30, 2005.

     We estimate our cash requirements for the next 12 months to be approximately $25,000. We do not feel that current cash on hand will be sufficient to satisfy our cash requirements and, if revenues do not increase we will have to seek additional funds. We have no agreements with anyone to provide future funds to our company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

     At June 30, 2005, we had total assets of $11,179 and stockholders' equity of $7,679, compared to total assets of $33,231 and a total stockholders' deficit of $32,686 at December 31, 2004. The improvement in stockholders equity is primarily due to the conversion of debt for equity.

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

Item 2.       Unregistered Sales or Equity Securities and Use of Proceeds

     On May 20, 2005, our board of directors authorized the issuance of an aggregate of 4,000,000 shares of common stock, to two directors, Lane S. Clissold (2,000,000 shares) and Steven D. Moulton (2,000,000 shares). The shares were issued in consideration for Messrs. Clissold and Moulton's agreement to convert all amounts due and owing to them as a result of loans and/or advances made to the company into stock. The aggregate consideration was valued at

$64,500. The shares of common stock are deemed to be restricted securities and all certificates representing the shares bear an appropriate restrictive legend. Also in May 2005, we issued 400,000 shares of our common stock to an individual in consideration for services rendered to the company valued at $4,000, pursuant to a service agreement.

     The shares were issued in a private, non public transactions to persons having direct knowledge of the business and financial condition of Jump'n Jax and, accordingly, the transactions are considered exempt from the registration provisions of the Securities Act of 1933 pursuant to the exemption provided by
Section 4(2) of that Act.

Item 3.       Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     On May 25, 2005, our board of directors authorized the issuance of 400,000 shares of common stock to B. W. Hicken pursuant to a service agreement in consideration for services rendered to the company. The shares were valued at $0.01 per share for total consideration of $4,000.

     It has come to the attention of management that there exists some confusion in the marketplace regarding the distribution of our common stock by our former parent company and specifically those shareholders entitled to the shares. We are currently working with our transfer agent for a resolution. Shareholder having a question regarding their shares should contact their broker-dealer.


Item 6.       Exhibits and Reports on Form 8-K

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

     (b) Reports on Form 8-K

     On May 24, 2005, we filed a current report on Form 8-K reporting under Item
3.02 the unregistered sale of equity securities.

                        [SIGNATURES FOLLOW ON NEXT PAGE.]

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JUMP'N JAX,  INC.



Date: August 15, 2005                 By:  /S/   JAMES T. WHEELER
                                         ---------------------------------------
                                           James T. Wheeler

                                               President, C.E.O. and Director




Date: August 15, 2005                 By:  /S/   STEVEN D. MOULTON
                                         ---------------------------------------
                                           Steven D. Moulton

                                               Secretary / Treasurer
                                           Principal Accounting Officer