Form 10QSB
period 2005-09-30
Jump n Jax, Inc.
filed 2005-11-03
CIK 1302143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended Sepember 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                Outstanding as of September 30, 2005
      -----------------------------        ------------------------------------
      Common Stock, $.001 par value                                     607,602

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................. 1

        Balance Sheets - September 30, 2005 (unaudited) and
          December 31, 2004................................................... 2

        Statements of Operations - three and nine months ended
          September 30, 2005 and 2004 (unaudited)............................. 3

        Statements of Cash Flows - nine months ended September 30, 2005 and 2004 (unaudited)................................................ 4

        Notes to Financial Statements......................................... 5

Item 2. Management's Discussion and Analysis or Plan of Operations............ 7

Item 3. Controls and Procedures...............................................10


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........11

Item 3. Defaults Upon Senior Securities.......................................11

Item 4. Submission of Matters to a Vote of Securities Holders.................11

Item 5. Other Information.....................................................11

Item 6. Exhibits and Reports on Form 8-K......................................12

        Signatures............................................................13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying Balance Sheets of Jump'n Jax, Inc. at September 30, 2005 and December 31, 2004, related Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

                                JUMP'N JAX, INC.
                                 Balance Sheets

                                     ASSETS

                                                                    September 30,   December 31,
                                                                        2005            2004
                                                                    ------------    ------------
                                                                    (Unaudited)

CURRENT ASSETS

      Cash                                                          $      3,280    $     27,839
                                                                    ------------    ------------

             Total Current Assets                                          3,280          27,839
                                                                    ------------    ------------

FIXED ASSETS

      Equipment, Net                                                       2,626           5,392
                                                                    ------------    ------------

             Total Fixed Assets                                            2,626           5,392
                                                                    ------------    ------------

             TOTAL ASSETS                                           $      5,906    $     33,231
                                                                    ============    ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                              $      2,288    $      3,556
      Note payable - related party                                            --          55,000
      Accrued interest - related party                                        --           7,361
                                                                    ------------    ------------

             Total Current Liabilities                                     2,288          65,917
                                                                    ------------    ------------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 607,602 and 235,348 shares
        issued and outstanding, respectively                                 608             235
      Additional paid-in capital                                          72,892             765
      Accumulated deficit                                                (69,882)        (33,686)
                                                                    ------------    ------------

             Total Stockholders' Equity (Deficit)                          3,618         (32,686)
                                                                    ------------    ------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                     $      5,906    $     33,231
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                      Statements of Operations (Unaudited)

                                          For the Three                    For the Nine
                                          Months Ended                     Months Ended
                                          September 30,                    September 30,
                                  ----------------------------    ----------------------------
                                      2005            2004            2005            2004
                                  ------------    ------------    ------------    ------------

REVENUES                          $      1,500    $      2,508    $      5,115    $      7,801
                                  ------------    ------------    ------------    ------------

EXPENSES

     General and Administrative          8,510          15,673          36,406          24,462
     Depreciation                        1,051             285           2,766           1,999
                                  ------------    ------------    ------------    ------------

         Total Expenses                  9,561          15,958          39,172          26,461
                                  ------------    ------------    ------------    ------------


LOSS FROM OPERATIONS                    (8,061)        (13,450)        (34,057)        (18,660)
                                  ------------    ------------    ------------    ------------


OTHER EXPENSES

     Interest Expense                       --          (1,211)         (2,139)         (2,166)
                                  ------------    ------------    ------------    ------------

         Total Other Expenses               --          (1,211)         (2,139)         (2,166)
                                  ------------    ------------    ------------    ------------


NET LOSS                          $     (8,061)   $    (14,661)   $    (36,196)   $    (20,826)
                                  ============    ============    ============    ============


BASIC LOSS PER SHARE              $      (0.01)   $      (0.06)   $      (0.09)   $      (0.09)
                                  ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 607,002         235,348         413,625         235,348
                                  ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                      Statements of Cash Flows (Unaudited)

                                                                                For the Nine
                                                                                Months Ended
                                                                                September 30,
                                                                        ----------------------------
                                                                            2005            2004
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                          $    (36,196)   $    (20,826)

      Adjustments to reconcile net loss to net cash used by operating activities:
             Depreciation                                                      2,766           1,999
             Common stock issued for services                                  4,000              --
             Services contributed by officers                                  4,000              --
      Changes in operating assets and liabilities
             Increase in accounts payable                                     (1,268)             --
             Increase in accrued interest - related                            2,139           2,166
                                                                        ------------    ------------

                   Net Cash Used by Operating Activities                     (24,559)        (16,661)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                              --              --
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Contribution of capital by shareholders                              --              --
             Increase in note payable - shareholder                               --          45,000
                                                                        ------------    ------------

                   Net Cash Provided by Financing Activities                      --          45,000
                                                                        ------------    ------------

             NET DECREASE IN CASH                                            (24,559)         28,339

             CASH AT BEGINNING OF PERIOD                                      27,839           5,215
                                                                        ------------    ------------

             CASH AT END OF PERIOD                                      $      3,280    $     33,554
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:

             Interest                                                   $         --    $         --
             Income Taxes                                               $         --    $         --

      NON-CASH FINANCING ACTIVITIES

             Common stock issued for services                           $      4,000    $         --
             Common stock issued for extinguishment of
               related party debt                                       $     64,500    $         --
             Services contributed by director                           $      4,000    $         --


   The accompanying notes are an integral part of these financial statements.

                                  JUMP'N JAX, INC.
                       Footnotes to the Financial Statements
                      September 30, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB of the Company. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN

   The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

   In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to obtain these capital resources include raising additional capital through sales of common stock, and continuing to develop and market its "bounce-house" business. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

   The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                  JUMP'N JAX, INC.
                 Footnotes to the Financial Statements (Continued)
                      September 30, 2005 and December 31, 2004


NOTE 3 - SIGNIFICANT EVENTS

   On May 20, 2005, the board of directors authorized the issuance of a total of 333,334 post-split shares ("the issuance") of common stock, separately, to Lane S. Clissold (166,667) and Steven D. Moulton (166,667), two of the Company's directors and principal owners. The shares were issued in consideration for Messrs. Clissold's and Moulton's agreement to convert into shares of common stock all amounts due and owing to them resulting from loans and/or advances made to the Company. As a result of the issuance, the loans and/or advances made by Messrs. Clissold and Moulton to Jump'n Jax through May 15, 2005, and all accrued interest thereon, were deemed to be paid in full. The shares were valued at $0.1935 per share for total consideration of $64,500. The Company has not received any additional loans and/or advances from either Mr. Clissold or Mr. Moulton subsequent to the issuance.

   On May 25, 2005, the Company authorized the issuance of 33,333 post-split shares of common stock to an unrelated individual pursuant to a service agreement as consideration for services rendered to the Company. The shares valued at $0.12 per share for total consideration of $4,000.

   On October 11, 2005, the Company completed a one-share-for-twelve-shares reverse stock-split of its common stock. All references to common stock activity in these financial statements have been retroactively restated to incorporate the effect of this reverse stock-split. The total number of shares issued and outstanding immediately after the reverse stock-split was 607,602.

NOTE 4 - SUBSEQUENT EVENTS

   On October 18, 2005, the Registrant executed a Letter of Intent to acquire Premier BPO, Inc. ("Premier"). Terms of the Letter of Intent call for the Company to issue 11,588,891 post-reverse split shares of its common stock in exchange for all of the issued and outstanding common stock and preferred stock of Premier.

   Premier BPO, Inc. is a company which was established in October, 2003 for the sole purpose of enabling businesses to outsource services in a more cost-effective and efficient manner.

   Closing of the transaction is subject to certain requirements including completion of final documentation, due diligence and other customary pre-closing conditions. The Company can provide no assurance this transaction will be formally consummated.

Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Recent Events

     On October 18, 2005, we executed a Letter of Intent to acquire PremierBPO, Inc. ("Premier"). Completion of the acquisition subject to certain conditions and requirements including, but not limited to, finalizing definitive documents, completion of satisfactory due diligence, raising a minimum of $3 million is private equity, and other customary pre-closing conditions. There is no assurance that the closing conditions will be satisfied or that the acquisition will be completed.

     Premier Group, Inc. is a company that was established in September 2003 for the sole purpose of enabling businesses to outsource services in a more cost-effective and efficient manner.

     Pursuant to the terms of the Letter of Intent we will issue approximately 11,588,891 shares (post-split as described below) of our common stock in exchange for all of the issued and outstanding capital stock of Premier. These shares will equal approximately 90% of our issued and outstanding shares post-acquisition. We will also issue to two of our directors, Steven D. Moulton and Lane S. Clissold, and to Monarch Bay Capital Group, LLC, Tryant, LLC, warrants to purchase an aggregate of 210,000 shares of Jump'n Jax common stock at an exercise price of $1.20 per share. We will also issue to Doherty & Company, LLC a warrant to purchase 289,722 shares of Jump'n Jax common stock at an exercise price of $0.80 per share.

     The Letter of Intent is not a binding obligation and there can be no assurance that the acquisition will be completed or that any funds will be raised in connection with the proposed transaction. By its terms, the Letter of Intent will expire on November 30, 2005 if the acquisition of Premier has not closed by that date.

     Our independent auditors have indicated in a footnote to our financial statements that we have not yet established an ongoing source of revenues sufficient to cover operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us securing and maintaining adequate capital to fund operating losses until we become profitable. If we are unable to increase revenues or secure adequate financing in the near future, allowing us to implement our business plan, our ability to continue as a going concern may be compromised, and we could be forced to cease operations.

Plan of Operation

Our primary source of revenues for the past several years has been the operation of recreational bounce-houses in Southern Utah. Although we have recognized a fairly consistent stream of revenues from these operations, we have continued to operate at a loss over the past several reporting periods. Two of our directors, Lane S. Clissold and Steven D. Moulton, have historically provided capital to supplement our operations and continuing losses and there can be no assurance that they will continue to provide these funds in the future. Also, on August 18, 2005, James Todd Wheeler resigned as a director, President and Chief Executive Officer of the Company. Mr. Wheeler had been responsible for the day-to-day operations of our business and will no longer have an association with the Company. As of the date hereof, we have been unable to find a suitable replacement for Mr. Wheeler and must rely on independent contractors to maintain our operations.

In light of the foregoing, our remaining board of directors held a meeting on August 18, 2005, to discuss the current business and financial condition of our Company and future prospects of our current business operations. Accordingly, due to the uncertainty of our future business prospects, the Board determined that in the best interest of the company and our stockholders, we should begin to explore the possibility of alternative businesses in which to become engaged. Also, the Board proposed that we effect a reverse stock split of our issued and outstanding shares of common stock in order to make our capital structure more attractive in the event we locate a possible business opportunity to acquire or merge with. On August 30, 2005, the Board approved the reverse stock split, which was also approved by written consent of shareholders holding approximately 87% of our outstanding common stock. The split was effective on October 11, 2005 and, as a result of the split our outstanding shares of common stock was reduced to 607,602 shares.

Upon the signing of the Letter of Intent with Premier on October 18, 2005, management decided to proceed with its due diligence towards the goal of finalizing a definitive agreement to acquire Premier. If we can successfully acquire Premier, we will abandon our current business operations and liquidate our current assets to the extent possible. We would then proceed to become engaged in the business of Premier. There can be no assurance that we will be successful in finalizing the acquisition of Premier.


Results of Operations

      Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

      Revenues for the three-month period ended September 30, 2005 decreased 40% to $1,500 compared to revenues of $2,508 for the third quarter of 2004. During the nine months ended September 30, 2005, revenues declined 34% to $5,115 compared to $7,801 for the first nine months of 2004. Management attributes the decreased revenue to the first nine months of 2005 to inclement and rainy weather that hindered the outdoor rentals of our recreational bounce houses during the summer months, coupled with the lack of a full-time bounce house manager for the entire period.

      Total operating expenses for the third quarter of 2005 decreased to $9,561 compared to total operating expenses of $15,958 for the third quarter of 2004. However, operating expenses increased for the first nine months of 2005 to $34,057 from $26,461 for the first half of 2004. The 2005 year-to-date increase in operating expenses is attributed to increased general and administrative expenses due to professional fees and related expenses associated with the completion of our registration statement for the spin-off of our shares from our former parent. Accordingly, we incurred net losses of $8,061 and $36,196 for the third quarter and first nine months of 2005, respectively, compared to net losses of $14,661 for the third quarter of 2004 and $20,826 for the first nine months of 2004.

      Management believes that if we continue our current business, weather issues may continue to have an adverse affect on our results of operations. This may affect our ability to increase and/or retain existing business. Increased competition could result in price-cutting and lower revenues. In order to compete effectively, we may have to spend more funds on advertising, lower prices, or offer incentives such as free party supplies. All of this may adversely affect future results of operations. Also, our President and sole employee has left the company, which means that we will have to find an adequate replacement to oversee our day-to-day operations.

     Our business is seasonal and is highly dependent on weather conditions. Unusually inclement weather during the summer months of 2005 may have had a negative effect on our business. The St. George, Utah area generally has mild winters that enable us to conduct year-around business. Although summers are extremely hot in the St. George area, prior to 2003 we experienced our largest sales revenues during summer months. Management attributes this historical increase in business during summer months to an increase in demand for children's entertainment while children are out of school. Many summer rentals occur in the mornings and evenings.

     In the opinion of management, inflation has not and will not have a material effect on our operations. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Liquidity and Capital Resources

     At September 30, 2005, we had cash on hand of $3,280 compared to $27,839 as of December 31, 2004. The decrease in cash is attributed to our decline in operating revenues and increased expenses during the first nine months of 2005. Our cash position had previously been enhanced due to two of our directors making loans to us during 2004 totaling $45,000. All loans to the company were been secured by notes. In May 2005 the two directors converted an aggregate of $64,500 in notes and accrued interest owed by us into 333,333 post-split shares of Jump'n Jax common stock. This stock issuance helped us to decrease our total liabilities from $65,917 at December 31, 2004, to $2,288 at September 30, 2005.

     If we do not finalize the proposed acquisition of Premier and we continue our current business, we estimate our cash requirements for the next 12 months to be approximately $25,000. We do not feel that current cash on hand will be sufficient to satisfy our cash requirements and, if revenues do not increase we will have to seek additional funds. We have no agreements with anyone to provide future funds to our company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

     At September 30, 2005, we had total assets of $5,906 and stockholders' equity of $3,618, compared to total assets of $33,231 and a total stockholders' deficit of $32,686 at December 31, 2004. The improvement in stockholders equity is primarily due to the conversion of debt for equity.

Net Operating Loss

     We have accumulated approximately $31,000 of net operating loss carryforwards through December 31, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2004 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

      o our ability to finalize the acquisition of Premier or other alternative business opportunity;

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

Item 2.       Unregistered Sales or Equity Securities and Use of Proceeds

     On May 20, 2005, our board of directors audited the issuance of an aggregate of 333,334 post-split shares of common stock, to two directors, Lane
S. Clissold (166,667 shares) and Steven D. Moulton (166,667 shares). The shares were issued in consideration for Messrs. Clissold and Moulton's agreement to convert all amounts due and owing to them as a result of loans and/or advances made to the company into stock. The aggregate consideration was valued at $64,500. The shares of common stock are deemed to be restricted securities and all certificates representing the shares bear an appropriate restrictive legend. Also in May 2005, we issued 33,333 post-split shares of our common stock to an individual in consideration for services rendered to the company valued at $4,000, pursuant to a service agreement.

     The shares were issued in a private, non-public transactions to persons having direct knowledge of the business and financial condition of Jump'n Jax and, accordingly, the transactions are considered exempt from the registration provisions of the Securities Act of 1933 pursuant to the exemption provided by
Section 4(2) of that Act.

      On October 11, 2005 we affected a reverse stock spit of our issued and outstanding shares of common stock on a one share for twelve shares basis. As a provision of the reverse stock split, no individual shareholder's holdings was to be reduced below 100 shares as a result of the split. Accordingly, we issued that number of additional shares necessary to restore any beneficial owner's holdings to 100 shares, if that person's shares were reduced below 100 shares due to the split. The stock split was treated as a recapitalization of our shares, whereby holders retain their original proportionate ownership. Accordingly, the transaction is considered exempt from the registration provisions of the Securities Act of 1933. The issuance of additional shares for restoring a shareholder position to at least 100 shares, is considered an exchange of a shareholders pre-split securities. Thus, the issuance is exempt from registration pursuant to Section 3(a)(9) of the 1933 Act. All references to common stock activity in these financial statements have been retroactively restated to incorporate the effect of this reverse stock-split. The total number of shares issued and outstanding immediately after the reverse stock-split was 607,602.

Item 3.       Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

On August 30, 2005, our two principal shareholders approved the one share for twelve shares reverse stock split by written consent. The two shareholders voted a total of 6,268,000 shares representing approximately 87% of our outstanding voting securities, to authorize the reverse split. This action by written report was reported to the SEC by the filing of an Information Statement, which was also sent out to all shareholders prior to the effective date of the reverse split.

Item 5.       Other Information

     On May 25, 2005, our board of directors authorized the issuance of 33,333 shares of common stock to B. W. Hicken pursuant to a service agreement in consideration for services rendered to the company. The shares were valued at $0.12 per share for total consideration of $4,000.

     On October 11, 2005, the Company completed a one-share-for-twelve-shares reverse stock-split of its common stock. All references to common stock activity in the attached financial statements have been retroactively restated to incorporate the effect of this reverse stock-split. The total number of shares issued and outstanding immediately after the reverse stock-split was 607,602.

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 13 50, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

On May 24, 2005, we filed a current report on Form 8-K reporting under Item 3.02 the unregistered sale of equity securities.

On August 18, 2005 we filed a current report on Form 8-K announcing the resignation of Todd Wheeler, the Company's president, director, and chief executive officer.

On October 19, 2005, we filed a current report on Form 8-K announcing the Company's signing of a letter of intent to acquire Premier BPO, Inc.





                        [SIGNATURES FOLLOW ON NEXT PAGE.]

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JUMP'N JAX, INC.



Date: November 2, 2005                 By: /S/ LANE S. CLISSOLD
                                       ---------------------------------------
                                       Lane S. Clissold,
                                       President and Director




Date: November 2, 2005                 By: /S/ STEVEN D. MOULTON
                                       ---------------------------------------
                                       Steven D. Moulton
                                       Secretary / Treasurer
                                       Principal Accounting Officer