Form 10KSB
period 2005-12-31
Jump n Jax, Inc.
filed 2006-03-23
CIK 1302143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-51140

                                JUMP'N JAX, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Utah                                              87-0649332
--------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                3270 South 1100 West, South Salt Lake, Utah 84119
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 209-0545

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

     State the issuer's revenues for its most recent fiscal year. $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ 131,860

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding as of February 28, 2005
------------------------                     -----------------------------------
Common Stock, Par Value                        608,430 shares, $.001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.

Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                                JUMP'N JAX, INC.

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----

                                     PART I

Item  1.      Description of Business .....................................        3

Item  2.      Description of Property......................................       12

Item  3.      Legal Proceedings............................................       12

Item  4.      Submission of Matter to a Vote of Security Holders...........       12

                                     PART II

Item  5.      Market for Common Equity and Related Stockholder Matters.....       12

Item  6.      Management's Discussion and Analysis or Plan of Operation....       13

Item  7.      Financial Statements.........................................       17

Item  8.      Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure......................................       17

Item  8A.     Controls and Procedures......................................       17

Item  8B      Other Information............................................       18

                                    PART III

Item  9.      Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act..........       18

Item  10.     Executive Compensation.......................................       19

Item  11.     Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters............................       20

Item  12.     Certain Relationships and Related Transactions...............       20

Item  13.     Exhibits.....................................................       21

Item  14.     Principal Accountant Fees and Services.......................       21

              Signatures...................................................       22

                                     PART I

Item  1.      Description of Business

Business Development

History

     On March 3, 2000, the board of directors of our former parent corporation, Draco Holding Corporation, unanimously approved the formation of Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax")("the Company"), as a wholly-owned subsidiary of the Draco. Jump'n Jax operated its business of leasing inflatable balloon bounce-houses for parties and outdoor activities in Southern Utah.

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

     On December 30, 2003 a total of 100,000 post-split Draco common shares were issued to each of Lane S. Clissold and Steven D. Moulton, both directors of Draco, 30,000 post-split shares were issued to a third director, James T. Wheeler, and a total of 54,000 post-split shares were issued to consultants for services rendered to Draco.

     From its formation in March 2000, Jump'n Jax has consistently incurred operating losses on a quarterly basis, with only a few exceptions where we showed a nominal profit. We have financed ongoing operations through various loans and contributions made by Messrs. Clissold and Moulton. Effective November 18, 2002, Messrs. Clissold and Moulton converted loans to Draco with an aggregate principal balance of $50,048 and accrued interest of approximately $6,000 to 200,000 post-split shares (100,000 shares each) of Draco common stock. Mr. Clissold loaned an additional $5,000 to Draco in December 2002. During the year ended December 31, 2003, Mr. Clissold and Mr. Moulton loaned an aggregate of $15,000 to Draco. Effective November 18, 2003, all outstanding loans to Draco made by Messrs. Clissold and Moulton were converted to 400,000 post-split shares of Draco common stock which were issued to Mr. Clissold and Mr. Moulton in equal amounts (200,000 shares each).

Share Exchange Agreement

     On April 30, 2004, Draco, completed a share exchange agreement with the stockholders of Hong Xiang Petroleum Group Limited, a British Virgin Island. Pursuant to the terms of the share exchange, Draco acquired all of the issued and outstanding capital stock of Hong Xiang in exchange for 18,700,000 shares of Draco common stock. Upon the closing of the share exchange, Hong Xiang became a wholly-owned subsidiary of Draco. The transaction resulted in a change of control of Draco, whereby approximately 93.93% of Draco's outstanding shares were owned by persons who were previously stockholders of Hong Xiang. Draco then changed its corporate name to China Northeast Petroleum Holdings, Inc.

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

     We then filed with the SEC a registration statement on Form SB-2 in order to facilitate the distribution (spin-off). Only those stockholders who owned Draco shares on March 8, 2004 were entitled to receive shares in connection with the spin-off. Those persons that received shares pursuant to the share exchange agreement or acquired their shares after March 8, 2004, were not eligible for the spin-off. Following the spin-off, there were 941,390 shares of Jump'n Jax common stock outstanding.

Reverse Stock Split

     On October 10, 2005, our board of directors unanimously ratified a resolution to effect a reverse stock split of our outstanding shares of common stock on a one share for twelve shares basis. The split was also approved by the written consent of shareholders holding a majority of our outstanding shares. The board established October 10, 2005 as the record date for determining those stockholders entitled to shares as a result of the reverse split. The reverse split was effected by causing the issuance of one share of common stock (par value $0.001 per share) to the record holders of each twelve shares of common stock (par value $0.001 per share) issued and outstanding on the record date. As a result of the stock split, the total number of common shares outstanding was decreased to 608,430 shares.

Recent Events

     On October 18, 2005, we executed a Letter of Intent to acquire PremierBPO, Inc. ("Premier"). Completion of the acquisition was subject to certain conditions and requirements including, but not limited to, finalizing definitive documents, completion of satisfactory due diligence, raising a minimum of $3 million in private equity, and other customary pre-closing conditions. PremierBPO is a company that was established in September 2003 for the sole purpose of enabling businesses to outsource services in a more cost-effective and efficient manner.

     Pursuant to the terms of the Letter of Intent we would issue approximately 11,588,891 shares (post-split as described below) of our common stock in exchange for all of the issued and outstanding capital stock of Premier. These shares would equal approximately 90% of our issued and outstanding shares, post-acquisition. We would also issue to two of our directors, Steven D. Moulton and Lane S. Clissold, and to Monarch Bay Capital Group, LLC, Tryant, LLC, warrants to purchase an aggregate of 210,000 shares of Jump'n Jax common stock at an exercise price of $1.20 per share. We would also issue to Doherty & Company, LLC a warrant to purchase 289,722 shares of Jump'n Jax common stock at an exercise price of $0.80 per share.

     On December 21, 2005, the parties mutually agreed to terminate the letter of intent. Pursuant to the terms of the letter of intent and the mutual release, Jump'n Jax, retained a $25,000 non-refundable deposit.

     On January 1, 2006, the board of directors elected to officially cease our bounce house operations. This decision was due, in part, to the lack of profitability of the operations and the resignation of the primary bounce house operator. We are deemed to have re-entered the development stage on January 1, 2006.

Current Business Activities

     We elected to discontinue our primary business segment, bounce house rentals, in January 2006. Our current focus is on locating an existing operating entity to acquire or merge with. We have a limited operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

     Management plans to investigate, research, and if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

     Source of Business Opportunities

     Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding its search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

     If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated at the close of a business consolidation.

     We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

     Evaluation

     Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because we lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

     In evaluating potential business opportunities, management will consider, to the extent relevant to the specific opportunity, several factors including:

      o     potential benefits to us and our shareholders;
      o     working capital;
      o     financial requirements and availability of additional financing;
      o     history of operation, if any;
      o     nature of present and expected competition;
      o     quality and experience of management;
      o     need for further research, development or exploration;
      o     potential for growth and expansion;
      o     potential for profits; and
      o     other factors deemed relevant to the specific opportunity.

     Because we have not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies that may not ultimately prove successful.

     Form of Potential Acquisition or Merger

     We cannot predict the manner in which we might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific opportunity will depend upon the nature of its business, the respective needs and desires of our company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we presently do not intend to participate in an opportunity through the purchase of a minority stock position.

     Because we have limited assets and a limited operating history, in the event we successfully acquire or merge with an operating business, it is likely that current shareholders will experience substantial dilution. It is also probable that there will be a change in control of our company. The owners of the business that we acquire or merger with will most likely acquire effective control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities. Instead, management will attempt to negotiate the best possible agreement for the benefit of the shareholders.

     Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers and directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with limited operations. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to management or affiliates to raise funds.

     There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. If this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible stock sale by officers and directors, it is unlikely that similar terms and conditions would be offered to other shareholders or that the shareholders would be given the opportunity to approve such a transaction.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by management, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. However, if such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate's possible fiduciary duty to the company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

     The board of directors believes that it is highly unlikely that we will acquire or merge with a business in which management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested board and by the shareholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

     Rights of Shareholders

     Management anticipates that prior to consummating any acquisition or merger, we will, if required by relevant state laws and regulations, seek to have the transaction ratified by shareholders in the appropriate manner. However, under applicable Utah law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The board of directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the company and shareholders to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, we will provide to shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 if the action is taken by written consent.

     Under Utah corporate laws, shareholders may be entitled to assert dissenters' rights if we acquire or merge with a business opportunity. Shareholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which we are a party, if approval by the shareholders is required under applicable Utah law. Also, shareholders will be entitled to dissenters' rights if we enter into a share exchange if our shares are to be acquired. A shareholder who is entitled to assert dissenter's rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the shareholder or the company. A dissenting shareholder must refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of shareholders, we must give notice to all shareholders who delivered to their written notice of dissent.

Competition

     Because no potential acquisition or merger candidate has been identified, we are unable to evaluate the type and extent of its likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search for business opportunities and, due to our lack of funds, it may be difficult to successfully compete with these other companies.

Patents, Trademarks, Trade Names and Licenses

     We have no patents, licenses, franchises, concessions, royalty agreements or labor contracts. Our children's entertainment business operated under the Jump'n Jax name, but we have not registered the Jump'n Jax name as a trademark, and have no immediate plans to do so.

Governmental Regulations

     No special governmental approval is required to operate our business other than having a valid business license, which generally applies to all businesses. Other than maintaining the good standing of our corporate entity, complying with local business licensing requirements and complying with other applicable securities laws, rules and regulations, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

Research and Development Expenses

     We have not incurred any research and development expenses in the past and do not expect to incur any in the foreseeable future.

Employees

     We presently have two employees, both of whom are officers and directors. We have no arrangement with either individual with respect to wages or any other faced of employment. The primary responsibilities of each are to ensure we remain current and in good standing with the Securities and Exchange Commission, and to seek out potential acquisition or merger candidates for the Company.

Facilities

     Our principal corporate and executive offices are located at 3270 South 1100 West, South Salt Lake, Utah 84119, which is the principal place of business of our President and director, Lane Clissold. We have no written agreement and currently pay no rent for the use of these facilities. We have no current plans to secure additional facilities until such time as our business so warrants.

Industry Segments

     No information is presented as to industry segments. Prior to January 2006, we were engaged in the principal business of providing childhood entertainment. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating loss for the past two fiscal years.

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

     Risks Relating to Our Business
     ------------------------------

     Our limited operating history makes it difficult to evaluate our business and prospects.
     ---------------------------------------------------------------------------

     We commenced our bounce house business operations in March 2000 ceased them in December 2005. Because of our short operating history and uncertainty of future operations, we have only limited financial data and business information for a prospective investor to evaluate our business strategies, past performance or an investment in our common stock. Thus, investors not have adequate information with which to make an informed investment decision regarding our company.

     We have limited assets and our current operations have not resulted in substantial revenues.
     ---------------------------------------------------------------------------

     We currently have assets of $18,612 and revenues (from operations now discontinued) for the past two fiscal years ended December 31, 2005 and 2004 have been $5,295 and $12,381, respectively. It is highly likely that our revenues will increase significantly in the immediate future unless we are able to develop and implement a new plan of operation, which may require additional funding. There can be no assurance that we will be able to secure such additional funds or that we will generate revenues in the future. We expect to continue to incur expenses in connection with the operation of our business and other general and administrative expenses. Accordingly, we need to generate a source of revenues to achieve and/or sustain profitability.

     There is substantial doubt about our ability to continue as a going concern due to working capital shortages, which means that we may not be able to continue operations unless we obtain additional funding.
     ---------------------------------------------------------------------------

     Because we have not shown the ability to generate sufficient revenues to cover our operating costs on a consistent basis, in is important that we either generate a new source of revenues in the future or locate an additional source of funding. For fiscal years ended December 31, 2005 and 2004, we incurred net losses of $33,395 and $32,900, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2005, raises doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to increase revenues or obtain adequate capital to cover our operating costs, we may be forced to cease operations.

     Additional required capital may not be available at attractive terms which would have a material negative effect on our operating results.
     ---------------------------------------------------------------------------

     In the event we need additional funds in order to develop and implement our business operations, we may not be able to secure such funding. In the past we have been dependent on the infusion of capital from our directors and stockholders in order to continue our business. Currently, we estimate our recurring annual total expenses to be approximately $30,000 per annum. We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to expand our business and to satisfy increased reporting and stockholder communications obligations under the securities laws.

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

     Discretionary Use of Proceeds
     -----------------------------

     We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of assets, property or business. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that the use or allocation of such proceeds will allow us to achieve our business objectives.

     No Substantive Disclosure Relating to Prospective Acquisitions
     --------------------------------------------------------------

     Because we have not yet identified any specific industry, assets or business that it may seek an acquisition or merger, potential investors in our stock will have no substantive information upon which to base a decision whether to invest in our company until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. We can give no assurance that we will ultimately raise funds or that if we do, any investment in our stock will be a favorable investment.

     Future Acquisition or Merger May Result in Substantial Dilution
     ---------------------------------------------------------------

     We are currently authorized to issue 50 million shares of common stock, of which 608,430 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current stockholders.

     We are heavily dependent on our executive officers and their loss could severely damage our business.
     ---------------------------------------------------------------------------

     Our future success depends on the continued contributions of our directors and executive officers, Steve D. Moulton and Lane Clissold. Each has been instrumental in helping to establish our company and are central to our development and growth. Even if we continue to rely on our executives for various specialized services, we will may at some point need to recruit and retain additional personnel including advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

     Because we have not adopted formal policies governing potential conflicts of interest, the occurrence of one or more conflicts could have a negative impact on our business.
     ---------------------------------------------------------------------------

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

     Management will devote only minimal time to our business.
     ---------------------------------------------------------------------------

     Presently, our two directors have other full time obligations and will devote only such time to our business as necessary to maintain our ongoing business viability and current SEC reporting status. Mr. Moulton spends approximately 10 hours or fewer per week dealing with the administrative details of our business and the balance of his time to conducting his own investment and consulting activities. Mr. Clissold operates his automotive business full-time and devotes only such time to Jump'n Jax as may be required as a member of the board of directors. Thus, because of their other time commitments, management anticipates that they will devote only a minimal amount of time to our company, at least until such time as business warrants devoting more time.

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

     The so called "penny stock rule" could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could have a negative effect on the price of our stock .
     ---------------------------------------------------------------------------

     Trading of our common stock may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

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

     On August 30, 2005, our two principal shareholders approved the one share for twelve shares reverse stock split by written consent. The two shareholders voted a total of 6,268,000 shares representing approximately 87% of our outstanding voting securities, to authorize the reverse split. This action by written consent was reported to the SEC by the filing of an Information Statement, which was also sent to all shareholders prior to the effective date of the reverse split.

                                     PART II

Item  5.      Market for Common Equity and Related Stockholder Matters

     Our common stock is currently included on the OTC Bulletin Board under the symbol "JMPJ" (previously "JNJX"), although there has not been an active, ongoing trading market for the shares. Accordingly, we are not including a history of reported trades in the public market.

     Inclusion on the OTCBB permits price quotations for our shares to be published by such service. However, we do not anticipate our shares to be actively traded in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of our shares may be subject to certain state imposed restrictions. We do not have any plans, proposals, arrangements or understandings with any person concerning the further development of a trading market in any of our securities.

     The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

     Presently we have approximately 87 holders of record of our common stock. This number does not take into consideration stockholders whose shares are held by broker-dealers, financial institutions or other nominees.

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

     Unless we are able to consummate a merger with an existing operating entity, it may be necessary for us to secure additional capital to maintain our corporate viability. We anticipate that necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an adequate financing in the near future to advance our business plan, there is substantial doubt about our ability to continue as a going concern.

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

     During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack funds, it may be necessary for our officers and directors to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we need to raise capital, most likely the only method available to us would be the private sale of securities. Because of the nature of our company as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

     We do not intend to use any employees, with the possible exception our directors or part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operations

     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Revenues from continuing operations for the year ended December 31, 2005 were $-0- compared to $-0- for the year ended December 31, 2004. We did earn $5,295 in revenues from its discontinued operations during the year ended December 31, 2005, compared to $12,381 in 2004. This decrease was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year.

     Total operating expenses for 2005 were $55,736, a significant increase over expenses of $22,336 in 2004. The increase is primarily attributed to the increase in general and administrative expenses due to costs and professional fees associated with the due diligence associated with merger negotiations during the year. We reported a net loss from continuing operations of $32,875 for 2005, compared to $26,877 for 2004. In addition, we reported a net loss from discontinued operations of $520 in 2005, compared to $6,023 in 2004.

Liquidity and Capital Resources

     At December 31, 2005, we had cash on hand of $15,660 compared to $27,839 as of December 31, 2004. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $25,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

     At December 31, 2005, we had total assets of $18,612 and stockholders' equity of $67,082, compared to total assets of $27,839 and total stockholders' equity of $33,686 at December 31, 2004.

Net Operating Loss

     We have accumulated approximately $60,600 of net operating loss carryforwards as of December 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2025. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

    You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

      * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

      * uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;

      * volatility of the stock market, particularly within the technology sector; and

      *     general economic conditions.

     Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

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

     Financial statements for the fiscal years ended December 31, 2005 and 2004 have been examined to the extent indicated in their reports by HJ & Associates, LLC, independent certified public accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under starting with page F-1.

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

Item  8B.     Other Information

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

         Name                       Age           Position
         ----                       ---           --------
         Lane S. Clissold           54            President and Director
         Steven D. Moulton          44            Chief Accounting Officer and
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

     Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

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

     Since being spun-off from Draco, Inc., we have not paid our officers and directors for their services. We made payments to James Wheeler, who was an officer, for his services as a bounce-house administrator, but not for his services as an officer. We currently have no plans to begin paying officers and directors for their services.

     We have not issued or granted any deferred compensation or long-term incentive plan awards to management during the past two fiscal years. Further, no member of management has been granted any option or stock appreciation rights.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from Jump'n Jax, with respect to any director or executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Jump'n Jax, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control.

     There are no agreements or understandings for any director or executive officer to resign at the request of another person. None of our directors or executive officers is acting on behalf of or will act at the direction of any other person.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information, to the best of our knowledge, as of February 28, 2006, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                       Amount and Nature of       Percent
of Beneficial Owner                    Beneficial Ownership      of Class(1)
---------------------                  --------------------      -----------

Lane S. Clissold *                             261,167               42.9 %
  3270 South 1100 West
  South Salt Lake, Utah 84119

Steven D. Moulton *                            262,192               43.2 %
  4848 S. Highland Dr., #353
  Salt Lake City, Utah  84117

All directors and officers                     523,359               86.1 %
  a group (3 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above will have sole voting power over the shares indicated above.

     (1) Based upon 608,430 shares of common stock outstanding as of February 28, 2006.

Item  12.     Certain Relationships and Related Transactions

     We have not had any material transactions during the past two fiscal years with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family except as set forth below.

     One of our directors, Steven Moulton, has periodically made various loans to us as funds as needed to cover operating expenses. Through May 20, 2005, Mr. Moulton had loaned us $35,000. In August 2004, another director, Lane Clissold, made a loan of $20,000 to the company pursuant to the same terms as previous loans. On May 20, 2005, these loans, including accrued interest, totaled $64,500. On May 20, 2005, we issued a total of 333,334 post-split shares to Messrs. Moulton and Clissold, as payment in full on the outstanding notes and related accrued interest.

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

     Audit Fees

     The aggregate fees billed by our independent auditors, HJ & Associates, for professional services rendered for the audit of our annual financial statements included in this report and in our registration statement on Form SB-2 for the fiscal years ended December 31, 2005 and 2004, and for the review of quarterly financial statements included in our registration statement for the quarters ended March 31, June 30 and September 30, 2005 were approximately $10,000.

     Audit Related Fees

     For the fiscal years ended December 31, 2005 and 2004, there were no fees billed for assurance and related services by HJ & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the fiscal years ended December 31, 2005 and 2004, there were no fees billed by HJ & Associates for tax compliance, tax advice and tax planning.

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

     The board of directors has considered the nature and amount of fees billed by H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ & Associates' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Jump'n Jax, Inc.



                                       By:     /S/ STEVEN D. MOULTON
                                          --------------------------------------
                                               Steven D. Moulton
                                               Chief Accounting Officer

Dated:   March 24, 2006

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                        Title                    Date
           ---------                        -----                    ----


/S/   LANE S. CLISSOLD             President and Director        March 24, 2006
------------------------------
         Lane S. Clissold



/S/  STEVEN D. MOULTON             Chief Accounting Officer      March 24, 2006
------------------------------     and Director
         Steven D. Moulton

                                JUMP'N JAX, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                December 31, 2005

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm....................3

Balance Sheet..............................................................4

Statements of Operations...................................................5

Statements of Stockholders' Equity (Deficit)...............................6

Statements of Cash Flows...................................................7

Notes to the Financial Statements..........................................8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and the Board of Directors
Jump'n Jax, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Jump'n Jax, Inc. (a development stage company)(the Company) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jump'n Jax, Inc. (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recent losses from operations, has minimal operating revenue, and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
February 21, 2006

                                JUMP'N JAX, INC.
                          (A Development Stage Company)
                                  Balance Sheet



   ASSETS

                                                                    December 31,
                                                                       2005
                                                                     --------

CURRENT ASSETS

      Cash                                                           $ 15,660
                                                                     --------

             Total Current Assets                                      15,660
                                                                     --------

OTHER ASSETS

      Net assets of discontinued operations (Note 5)                    2,952
                                                                     --------

             Total Other Assets                                         2,952
                                                                     --------

             TOTAL ASSETS                                            $ 18,612
                                                                     ========



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                               $  4,194
                                                                     --------

             Total Current Liabilities                                  4,194
                                                                     --------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 608,430 shares
       issued and outstanding                                             608
      Additional paid-in capital                                       80,892
      Accumulated deficit                                             (67,082)
                                                                     --------

             Total Stockholders' Equity (Deficit)                      14,418
                                                                     --------

             TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)   $ 18,612
                                                                     ========




   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                          (A Development Stage Company)
                            Statements of Operations



                                              For the Years Ended
                                                  December 31,
                                             ----------------------
                                               2005         2004
                                             ---------    ---------


REVENUES                                     $    --      $    --
                                             ---------    ---------

EXPENSES

     General and Administrative                 55,736       23,336
                                             ---------    ---------

          Total Expenses                        55,736       23,336
                                             ---------    ---------

OPERATING LOSS                                 (55,736)     (23,336)
                                             ---------    ---------

OTHER EXPENSES

     Other Income                               25,000         --
     Interest Expense                           (2,139)      (3,541)
                                             ---------    ---------

          Total Other Income (Expenses)         22,861       (3,541)
                                             ---------    ---------

LOSS FROM CONTINUING OPERATIONS                (32,875)     (26,877)
                                             ---------    ---------


LOSS FROM DISCONTINUED OPERATIONS (Note 5)        (520)      (6,023)
                                             ---------    ---------


NET LOSS                                     $ (33,395)   $ (32,900)
                                             =========    =========


BASIC LOSS PER SHARE

          Continuting operations             $   (0.07)   $   (0.11)

          Discontinued operations            $   (0.00)   $   (0.03)
                                             ---------    ---------

          Total Basic Net Loss Per Share     $   (0.07)   $   (0.14)
                                             =========    =========


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         463,381      235,348
                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)




                                       Common Stock      Additional
                                    -------------------   Paid-In   Accumulated
                                     Shares     Amount    Capital     Deficit
                                    --------   --------   --------    --------

Balance, December 31, 2003           235,348   $    235   $    765    $   (787)

Net loss for the year ended
  December 31, 2004                     --         --         --       (32,900)
                                    --------   --------   --------    --------

Balance, December 31, 2004           235,348        235        765     (33,687)

Common shares issued to
directors for debt at $0.1935
  per share                          333,334        333     64,167        --

Common shares issued for
  services at $0.12 per share         33,333         34      3,966        --

Fractional shares issued
  pursuant to reverse stock-split      6,415          6         (6)       --

Contributed services                    --         --       12,000        --

Net loss for the year ended
  December 31, 2005                     --         --         --       (33,395)
                                    --------   --------   --------    --------

Balance, December 31, 2005           608,430   $    608   $ 80,892    $(67,082)
                                    ========   ========   ========    ========


   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                        For the Years Ended
                                                                           December 31,
                                                                        --------------------
                                                                          2005        2004
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                          $(33,395)   $(32,900)

      Adjustments to reconcile net loss to net cash used by operating activities:
             Common stock issued for services                              4,000        --
             Services contributed by officers                             12,000        --
             Depreciation expense                                          2,440       3,427
      Changes in operating assets and liabilities
             Increase in accounts payable                                    637       3,556
             Increase in accrued interest - related                        2,139       3,541
                                                                        --------    --------

                   Net Cash Used by Operating Activities                 (12,179)    (22,376)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                                        --          --
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

             Increase in note payable - shareholder                         --        45,000
                                                                        --------    --------

                   Net Cash Provided by Financing Activities                --        45,000
                                                                        --------    --------

NET INCREASE (DECREASE) IN CASH                                          (12,179)     22,624

CASH AT BEGINNING OF YEAR                                                 27,839       5,215
                                                                        --------    --------

CASH AT END OF YEAR                                                     $ 15,660    $ 27,839
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:

             Interest                                                   $   --      $   --
             Income Taxes                                               $    100    $   --

      NON-CASH FINANCING ACTIVITIES

             Common stock issued for services                           $  4,000    $   --
             Common stock issued for extinguishment of
               related party debt                                       $ 64,500    $   --
             Services contributed by director                           $ 12,000    $   --



   The accompanying notes are an integral part of these financial statements.

                                JUMP'N JAX, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Organization

     Jump'n Jax, Inc. (the Company) was incorporated as a Utah Corporation in March 2000. The Company was in the business of equipment rental and the leasing of inflatable bounce houses for parties and entertainment.

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

     Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:


                                                       2005              2004
                                                     --------          --------
     Deferred tax assets:
       NOL Carryover                                 $ 16,548          $ 12,300

     Deferred tax liabilities:
       Depreciation                                      (330)             (645)

     Valuation allowance                              (16,218)          (11,655)
                                                     --------          --------
     Net deferred tax asset                          $   --            $   --
                                                     ========          ========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                         2005            2004
                                                       --------        --------
     Book Income                                       $(13,024)       $(12,831)
     Stock for services                                   1,560            --
     Contributed services                                 4,680            --
     Accrued interest                                       834            --
     Meals and entertainment                                 12            --
     State tax                                               39             (39)
     Valuation allowance                                  5,899          12,870
                                                       --------        --------
                                                       $   --          $   --
                                                       ========        ========

     At December 31, 2005, the Company had net operating loss carryforwards of approximately $60,600 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                                JUMP'N JAX, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                           December 31, 2005 and 2004


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

     e. Revenue Recognition

     Revenues were recognized when rentals of equipment were completed and cash was received. The Company rents-out entertainment equipment for parties and other group gatherings. No products are sold and no inventory is on hand.

     f. Basic Loss Per Share

     The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

                                                For the Years Ended December 31,
                                                    2005               2004
                                                  ---------         ---------
     Basic loss per share:
     Numerator - net loss                         $ (33,395)        $ (32,900)
     Denominator - weighted average
      number of shares outstanding                  463,381           235,348
                                                  ---------         ---------

     Loss per share                               $   (0.07)        $   (0.14)
                                                  =========         =========

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

                                JUMP'N JAX, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                           December 31, 2005 and 2004


NOTE 3 -    STOCK TRANSACTIONS

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

     On October 10, 2005, the Company completed a one-share-for-twelve-shares reverse stock split of its common stock. All references to common stock activity in these financial statements have been retroactively restated to incorporate the effect of this reverse stock split. The total number of shares issued and outstanding immediately after the reverse stock split was 608,430.

NOTE 4 -    RELATED PARTY TRANSACTIONS

     As needed, the Company's officers and directors have loaned the Company funds to cover operating expenses. These loans have accrued interest at a rate of 10.0% per annum, have been unsecured, and have been due upon demand. As of December 31, 2004, the outstanding balances on these notes totaled $55,000. In May 2005, the Company issued 333,334 post-split in order to pay-down the $55,000 note principal, as well as $9,500 in accrued interest, which satisfied in full the related party note payable

NOTE 5 -    DISCONTINUED OPERATIONS

     During the year ended December 31, 2005, the Company materially ceased all of its bounce-house operations, due in part to the resignation of its primary bounce-house employee. Although the Company maintains possession of the bounce houses, it has no immediate plans to pursue bounce house operations in the near future. For this reason, coupled with the fact that the Company has no other reliable source of revenue, the Company is deemed to have re-entered the development stage on January 1, 2006. All references to bounce house operations in these financial statements have been retroactively stated as discontinued operations. The results of the Company's discontinued operations for the years ended December 31, 2005 and 2004 are shown below:

                                JUMP'N JAX, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                           December 31, 2005 and 2004


NOTE 5 -    DISCONTINUED OPERATIONS (Continued)

                                                         For the Years Ended
                                                             December 31,
                                                         2005            2004
                                                       --------        --------

NOTE 5 -    DISCONTINUED OPERATIONS (Continued)

     REVENUES                                          $  5,295        $ 12,381

     EXPENSES

          Depreciation                                    2,440           3,427
          General and administrative                      3,375          14,977
                                                       --------        --------

                Total Expenses                            5,815          18,404
                                                       --------        --------

     LOSS FROM DISCONTINUED OPERATIONS$                    (520)       $ (6,023)
                                                       --------        --------

     LOSS FROM CONTINUING OPERATIONS                    (32,875)        (26,877)

     NET LOSS                                          $(33,395)       $(32,900)
                                                       ========        ========