Form 10QSB
period 2006-03-31
Jump n Jax, Inc.
filed 2006-05-03
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9 days. Yes ☒  No ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2006
Common Stock, $.001 par value	607,602

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Jump'n Jax, Inc. at March 31, 2006 and December 31, 2005, related Statements of Operations for the three months ended March 31, 2006 and 2005, and Statements of Cash Flows for the three months ended March 31, 2006 and 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

JUMP'N JAX, INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)

CURRENT ASSETS

Cash	$2,753	$15,660

Total Current Assets	2,753	15,660

OTHER ASSETS

Net assets of discontinued operations	2,095	2,952

Total Fixed Assets	2,095	2,952

TOTAL ASSETS	$4,848	$18,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$3,600	$4,194

Total Current Liabilities	3,600	4,194

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 607,602 shares issued and
outstanding, respectively	608	608
Additional paid-in capital	80,892	80,892
Accumulated deficit	(80,252)	(67,082)

Total Stockholders' Equity (Deficit)	1,248	14,418

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,848	$18,612

The accompanying notes are an integral part of these financial statements.

JUMP'N JAX, INC.
Statements of Operations (Unaudited)

	For the Three
	Months Ended
	March 31,
	2006	2005

REVENUES	$—	$—

EXPENSES

General and Administrative	12,313	7,114

Total Expenses	12,313	7,114

OPERATING LOSS	(12,313)	(7,114)

OTHER EXPENSES

Interest Expense	—	(1,375)

Total Other Expenses	—	(1,375)

LOSS FROM CONTINUING OPERATIONS	(12,313)	(8,489)

LOSS FROM DISCONTINUED OPERATIONS	(857)	(3,223)

NET LOSS	$(13,170)	$(11,712)

BASIC LOSS PER SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	607,002	235,348

The accompanying notes are an integral part of these financial statements.

JUMP'N JAX, INC.
Statements of Cash Flows (Unaudited)

	For the Three
	Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,170)	$(11,712)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	857	857
Changes in operating assets and liabilities
Increase in accounts payable	(594)	(3,556)
Increase in accrued interest - related	—	1,375

Net Cash Used by Operating Activities	(12,907)	(13,036)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINIANCING ACTIVITIES	—	—

NET DECREASE IN CASH	(12,907)	(13,036)

CASH AT BEGINNING OF PERIOD	15,660	27,839

CASH AT END OF PERIOD	$2,753	$14,803

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

JUMP’N JAX, INC.
Footnotes to the Financial Statements
March 31, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB of the Company. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Recent Events

On January 1, 2006, the Company’s board of directors elected to officially cease the Company’s bounce house operations. This decision was due, in part, to the lack of profitability of the operations and the resignation of the Company’s primary bounce house operator. The Company is deemed to have re-entered the development stage on January 1, 2006.

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

Plan of Operation

Our primary source of revenues for the past several years has been the operation of recreational bounce-houses in Southern Utah. Although we have recognized a fairly consistent stream of revenues from these operations, we have continued to operate at a loss over the past several reporting periods. Two of our directors, Lane S. Clissold and Steven D. Moulton, have historically provided capital to supplement our operations and continuing losses and there can be no assurance that they will continue to provide these funds in the future. Also, on August 18, 2005, James Todd Wheeler resigned as a director, President and Chief Executive Officer of the Company. Mr. Wheeler had been responsible for the day-to-day operations of our business and will no longer have an association with the Company. Following Mr. Wheeler’s resignation, we were unable to find a suitable replacement.

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

On January 1, 2006, the Company’s board of directors elected to officially cease the Company’s bounce house operations. This decision was due, in part, to the lack of profitability of the operations and the resignation of the Company’s primary bounce house operator. The Company is deemed to have re-entered the development stage on January 1, 2006.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues for the three-month period ended March 31, 2006 were zero, representing no change from the period ended March 31, 2005. All revenues earned by the Company during the three months ended March 31, 2005 have been classified as discontinued operations in the accompanying financial statements.

Total operating expenses for the first quarter of 2006 were $12,313, a $ 5,199 decrease from the comparable period of 2005. This increase was due primarily to increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings.

During the three month period ended March 31, 2006, the Company recognized a net loss of $13,170, compared to a loss of $11,712 during the comparable period of 2005. The increased net loss is due primarily to the elimination of all bounce-house revenues during the period, coupled with a slight increase in operating expenses as discussed in the previous paragraph.

Liquidity and Capital Resources

At March 31, 2006, we had cash on hand of $2,753 compared to $15,660 as of December 31, 2005. The decrease in cash is attributed to our elimination of cash inflows from bounce house activities.

We estimate our cash requirements for the next 12 months to be approximately $25,000. We do not feel that current cash on hand will be sufficient to satisfy our cash requirements and, if we are unable to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain the necessary funds. We have no agreements with anyone to provide future capital for the Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At March 31, 2006, we had total assets of $4,848 and stockholders' equity of $1,248, compared to total assets of $18,612 and a total stockholders' equity of $14,418 at December 31, 2005.

Net Operating Loss

We have accumulated approximately $35,000 of net operating loss carryforwards through December 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2025. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward Looking and Cautionary Statements

This report, including the section entitled "Management's Discussion and Analysis or Plan of Operations" contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward- looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	our ability to search for and identify an appropriate business opportunity and to subsequently erge with or acquire such entity;
•	our ability to meet our cash and working capital needs;
•	our ability to maintain our corporate existence as a viable entity;
•	other risks detailed in our periodic report filings with the SEC; and,
•	general economic conditions.

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

Item 4. Submission of Matters to a Vote of Security Holders

This item is not applicable.

Item 5. Other Information

On October 11, 2005 we affected a reverse stock spit of our issued and outstanding shares of common stock on a one share for twelve shares basis. As a provision of the reverse stock split, no individual shareholder’s holdings was to be reduced below 100 shares as a result of the split. Accordingly, we issued that number of additional shares necessary to restore any beneficial owner’s holdings to 100 shares, if that person’s shares were reduced below 100 shares due to the split. The stock split was treated as a recapitalization of our shares, whereby holders retain their original proportionate ownership. Accordingly, the transaction is considered exempt from the registration provisions of the Securities Act of 1933. The issuance of additional shares for restoring a shareholder position to at least 100 shares, is considered an exchange of a shareholders pre-split securities. Thus, the issuance is exempt from registration pursuant to Section 3(a)(9) of the 1933 Act. All references to common stock activity in these financial statements have been retroactively restated to incorporate the effect of this reverse stock-split. The total number of shares issued and outstanding immediately after the reverse stock-split was 607,602.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted ursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 13 50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On November 30, 2005, we filed a current report on Form 8-K reporting under Item 8.01 an amendment to our letter of intent to acquire Premier BPO, Inc.

On December 22, 2005, we filed a current report on Form 8-K reporting under Item 8.01 that we had terminated the letter of intent to acquire Premier BPO, Inc.

On April 5, 2006, we filed a current report on Form 8-K reporting under Item 4.01 that we had changed our certifying accountant.

On April 6, 2006, we filed a current report on Form 8-K again reporting under Item 4.01 that we had changed our certifying accountant.

[SIGNATURES FOLLOW ON NEXT PAGE.]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUMP'N JAX, INC

Date: May 3, 2006	By:	/s/ /S/ LANE S. CLISSOLD
Lane S. Clissold, President and Director

Date: May 3, 2006	By:	/S/ STEVEN D. MOULTON
Steven D. Moulton Secretary / Treasurer Principal Accounting Officer