Form 10QSB
period 2006-06-30
Jump n Jax, Inc.
filed 2006-08-14
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-51140

JUMP'N JAX, INC.

(Exact name of small business issuer as specified in its charter)

UTAH	87-0649332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 30, 2006
Common Stock, $.001 par value	807,602

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Jump'n Jax, Inc. at June 30, 2006 and December 31, 2005, related Statements of Operations for the three and six months ended June 30, 2006 and 2005, and Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

JUMP’N JAX, INC.

FINANCIAL STATEMENTS

June 30, 2006 and December 31, 2005

JUMP’N JAX, INC.
Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$19,856	$15,660

Total Current Assets	19,856	15,660

OTHER ASSETS

Net assets of discontinued operations	1,239	2,952

Total Fixed Assets	1,239	2,952

TOTAL ASSETS	$21,095	$18,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$625	$4,194

Total Current Liabilities	625	4,194

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 807,602 and 607,602 shares
issued and outstanding, respectively	808	608
Additional paid-in capital	110,692	80,892
Accumulated deficit	(91,030)	(67,082)

Total Stockholders' Equity (Deficit)	20,470	14,418

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$21,095	$18,612

The accompanying notes are an integral part of these financial statements.

JUMP'N JAX, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES	$—	$—	$—	$—

EXPENSES

General and Administrative	9,920	4,618	22,235	11,311

Total Expenses	9,920	4,618	22,235	11,311

OPERATING LOSS	(9,920)	(4,618)	(22,235)	(11,311)

OTHER EXPENSES

Interest Expense	—	—	—	—

Total Other Expenses	—	—	—	—

LOSS FROM CONTINUING
OPERATIONS	(9,920)	(4,618)	(22,235)	(11,311)

LOSS FROM DISCONTINUED
OPERATIONS	(860)	(11,805)	(1,713)	(16,824)

NET LOSS	$(10,780)	$(16,423)	$(23,948)	$(28,135)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	607,002	235,348	607,002	235,348

The accompanying notes are an integral part of these financial statements.

JUMP'N JAX, INC.
Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(23,948)	$(28,135)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,713	1,714
Common stock issued for services	—	4,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(3,569)	(56)
Increase in accrued interest - related	—	2,139

Net Cash Used by Operating Activities	(25,804)	(20,338)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	30,000	—

Net Cash Provided by Financing Activities	30,000	—

NET DECREASE IN CASH	4,196	(20,338)

CASH AT BEGINNING OF PERIOD	15,660	27,839

CASH AT END OF PERIOD	$19,856	$7,501

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FININANCING ACTIVITIES

Common stock issued for extinguishment of
related party debt	$—	$64,500
Common stock issued for services	$—	$4,000

The accompanying notes are an integral part of these financial statements.

JUMP’N JAX, INC.
Footnotes to the Financial Statements
June 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB of the Company. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 - COMMON STOCK ACTIVITY

In May 2006, the Company issued 200,000 common shares to an unrelated third party in exchange for services rendered and $30,000 in cash.

NOTE 4 - AGREEMENT AND PLAN OF MERGER

On June 22, 2006, the Company entered into an Agreement and Plan of Merger to acquire MedaCure International, Inc., a Nevada corporation doing business in Utah (“MedaCure”). The acquisition will be facilitated by merging the Company’s newly created, wholly-owned subsidiary, CuraTech Acquisitions, Inc., with and into MedaCure, with MedaCure being the surviving entity. As a result of the transaction, MedaCure will become the Company’s wholly-owned subsidiary. In connection with the acquisition, the Company anticipates changing its corporate domicile from the State of Utah to Nevada and will change the Company’s corporate name to CuraTech Industries, Inc. Accordingly, the Company will finalize the acquisition as a Nevada corporation.

JUMP’N JAX, INC.
Footnotes to the Financial Statements (Continued)
June 30, 2006 and December 31, 2005

NOTE 4 - AGREEMENT AND PLAN OF MERGER (Continued)

Under the terms of the Agreement, the Company will effect, prior to the closing of the agreement, a forward stock split of the Company’s issued and outstanding common stock on a 4 shares for 1 share basis. The forward stock split will increase the Company’s outstanding shares of common stock from 807,602 shares to 3,230,408 shares. As consideration for the acquisition, current holders of MedaCure common stock will receive an aggregate of 11,579,167 shares of the Company’s common stock, post-split. These shares will represent approximately 78% of the Company’s total outstanding shares (post-split) following the transaction. The Company’s current stockholders will retain approximately 22% of the outstanding shares.

The Company anticipates the acquisition of MedaCure to be finalized in August 2006. Following consummation of the merger transaction, the Company will become engaged, through its subsidiary MedaCure International, Inc., in the development and bringing to market a certain health supplement that is intended to enhance and build-up the body’s natural immune system defenses. MedaCure intends to commence commercial marketing of its supplement in the near future primarily outside the U.S. Initial marketing in the U.S. will primarily be to the veterinarian market for use in treating animals. MedaCure also intends to initiate a collaboration and partnering program that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Recent Events

On June 22, 2006, Jump’n Jax, Inc. entered into an agreement and plan of merger to acquire MedaCure International, Inc., a Nevada corporation doing business in Utah (“MedaCure”). The acquisition will be facilitated by merging our newly created, wholly-owned subsidiary, CuraTech Acquisitions, Inc., with and into MedaCure with MedaCure being the surviving entity. As a result of the transaction, MedaCure will become our wholly-owned subsidiary. In connection with the acquisition, we are changing our corporate domicile from the State of Utah to Nevada and will change our corporate name to CuraTech Industries, Inc. Accordingly, we will finalize the acquisition as a Nevada corporation.

Under the terms of the agreement, we will effect, prior to the closing of the agreement, a forward stock split of our issued and outstanding common stock on a 4 shares for 1 share basis. The forward stock split will increase our outstanding shares of common stock from 807,602 shares to 3,230,408 shares. As consideration for the acquisition, current holders of MedaCure common stock will receive an aggregate of 11,579,167 shares of our common stock, post-split. These shares will represent approximately 78% of our total outstanding shares (post-split) following the transaction. Current Jump’n Jax stockholders will retain approximately 22% of the outstanding shares.

On June 16, 2006, our board of directors approved the execution of the agreement with MedaCure and the actions anticipated thereby, including the change of domicile, name change and forward stock split. The change of domicile, name change and stock split were also approved by the holders of a majority of our outstanding common stock by written consent. The effective date of the stock split will be established by our board for a date immediately prior to the effective date of the merger agreement with MedaCure.

We expect the acquisition of MedaCure to be finalized in August 2006. Following consummation of the merger transaction, we will become engaged, through our subsidiary MedaCure International, Inc., in the development and bringing to market a certain health supplement that is intended to enhance and build-up the body’s natural immune system defenses. MedaCure intends to commence commercial marketing of its supplement in the near future primarily outside the U.S. Initial marketing in the U.S. will primarily be to the veterinarian market for use in treating animals. MedaCure also intends to initiate a collaboration and partnering program that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

We are presently preparing an information statement to be filed with the SEC and mailed to our stockholders that will describe in detail the terms of the acquisition and the business of MedaCure.

Our independent auditors have indicated in a footnote to our financial statements that we have not yet established an ongoing source of revenues sufficient to cover operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us securing and maintaining adequate capital to fund operating losses until we become profitable. If we are unable to close our Agreement and Plan of Merger, or secure adequate financing in the near future, allowing us to implement our business plan, our ability to continue as a going concern may be compromised, and we could be forced to cease operations.

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

Currently, we our primary focus is to consummate our Agreement and Plan of Merger with Medacure, and to move toward generating revenues from the sale of MedaCure’s health supplement products.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues for the three-month period ended June 30, 2006 were zero, representing no change from the period ended June 30, 2005. All revenues earned by the Company during the the months ended June 30, 2005 have been re-classified as discontinued operations in the accompanying financial statements.

Total operating expenses for the second quarter of 2006 were $9,920, a $5,302 increase from the comparable period of 2005. This increase was due primarily to increased legal and accounting fees, as well as expenses pertaining to the Company’s merger negotiations and related due-diligence procedures.

During the three month period ended June 30, 2006, the Company recognized a net loss of $9,920, compared to a loss of $11,805 during the comparable period of 2005. The increased net loss is due primarily to the elimination of all bounce-house revenues during the period, coupled with a slight increase in operating expenses as discussed in the previous paragraph.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues for the six-month period ended June 30 31, 2006 were zero, representing no change from the period ended June 30, 2005. All revenues earned by the Company during the six months ended June 30, 2005 have been re-classified as discontinued operations in the accompanying financial statements.

Total operating expenses for the first six months of 2006 were $22,235, a $10,924 increase from the comparable period of 2005. This increase was due primarily to increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings.

During the six month period ended June 30, 2006, the Company recognized a net loss of $13,170, compared to a loss of $11,712 during the comparable period of 2005. This increase was due primarily to increased legal and accounting fees, as well as expenses pertaining to the Company’s merger negotiations and related due-diligence procedures.

Liquidity and Capital Resources

At June 30, 2006, we had cash on hand of $19,856 compared to $15,660 as of December 31, 2005. The increase in cash is attributed primarily to our issuing 200,000 shares of common stock for $30,000 in cash during the period.

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

At June 30, 2006, we had total assets of $21,095 and stockholders' equity of $20,470, compared to total assets of $18,612 and a total stockholders' equity of $14,418 at December 31, 2005.

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

Forward Looking and Cautionary Statements

This report, including the section entitled "Management's Discussion and Analysis or Plan of Operations" contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	our ability to search for and identify an appropriate business opportunity and to subsequently merge with or acquire such entity;
•	our ability to meet our cash and working capital needs;
•	our ability to maintain our corporate existence as a viable entity;
•	other risks detailed in our periodic report filings with the SEC; and,
•	general economic conditions.

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

On June 1, 2006, we filed a current report on Form 8-K reporting under Item 3.02 that we had issued 200,000 shares of our common stock to a third party in exchange for services rendered and $30,000 in cash.

On June 22, 2006, we filed a current report on Form 8-K reporting under Item 1.01 that we had entered into a Material Definitive Agreement whereby we agreed to acquire MedaCure International, Inc.

[SIGNATURES FOLLOW ON NEXT PAGE.]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUMP'N JAX, INC.

Date: May 19, 2006	By:	/S/ LANE S. CLISSOLD
Lane S. Clissold, President and Director

Date: May 19, 2006	By:	/S/ STEVEN D. MOULTON
Steven D. Moulton Secretary / Treasurer Principal Accounting Officer