Form 10QSB
period 2006-09-30
CuraTech Industries, Inc.
filed 2006-11-17
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-51140

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 30, 2006
Common Stock, $.001 par value	3,230,408

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.).

FINANCIAL STATEMENTS

September 30, 2006 and December 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Curatech Industries, Inc. (formerly Jump'n Jax, Inc.) at September 30, 2006 and December 31, 2005, related Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

CURRENT ASSETS

Cash	$2,067	$15,660

Total Current Assets	2,067	15,660

FIXED ASSETS

Equipment, Net	382	2,952

Total Fixed Assets	382	2,952

TOTAL ASSETS	$2,449	$18,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$1,280	$4,194

Total Current Liabilities	1,280	4,194

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at$0.001 par value, 3,230,408 and 2,430,408 shares
issued and outstanding, respectively	3,230	2,430
Additional paid-in capital	109,770	79,070
Accumulated deficit	(111,831)	(67,082)

Total Stockholders' Equity (Deficit)	1,169	14,418

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,449	$18,612

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Statements of Operations (Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES	$-	$1,500	$-	$5,115

EXPENSES

General and Administrative	19,943	8,510	42,179	36,406
Depreciation	857	1,051	2,570	2,766

Total Expenses	20,800	9,561	44,749	39,172

LOSS FROM OPERATIONS	(20,800)	(8,061)	(44,749)	(34,057)

OTHER EXPENSES

Interest Expense	-	-	-	(2,139)

Total Other Expenses	-	-	-	(2,139)

NET LOSS	$(20,800)	$(8,061)	$(44,749)	$(36,196)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,230,408	2,428,008	2,741,519	1,654,500

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Statements of Cash Flows (Unaudited)

	For the Nine
	Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(44,749)	$(36,196)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	2,570	2,766
Common stock issued for services	-	4,000
Services contributed by officers	1,500	4,000
Changes in operating assets and liabilities
Increase in accounts payable	(2,914)	(1,268)
Increase in accrued interest - related	-	2,139

Net Cash Used by Operating Activities	(43,593)	(24,559)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	30,000	-

Net Cash Provided by Financing Activities	30,000	-

NET DECREASE IN CASH	(13,593)	(24,559)

CASH AT BEGINNING OF PERIOD	15,660	27,839

CASH AT END OF PERIOD	$2,067	$3,280

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$4,000
Common stock issued for extinguishment of
related party debt	$-	$64,500
Services contributed by director	$1,500	$4,000

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
Footnotes to the Financial Statements
September 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB of the Company. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

In connection with the acquisition, on October 4, 2006 the Company changed its corporate domicile from the State of Utah to Nevada and changed the Company’s corporate name to CuraTech Industries, Inc. Accordingly, the Company will finalize the acquisition as a Nevada corporation.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
Footnotes to the Financial Statements (Continued)
September 30, 2006 and December 31, 2005

NOTE 4 - AGREEMENT AND PLAN OF MERGER (Continued)

Additionally, pursuant to the terms of the Agreement, the Company effected, a forward stock split of the Company’s issued and outstanding common stock on a 4 shares for 1 share basis, effective October 4, 2006. The forward stock split increased the Company’s outstanding shares of common stock from 807,602 shares to 3,230,408 shares. All references to common stock within these financial statements have been retroactively restated so as to incorporate the effect of this forward stock split.

As consideration for the acquisition, current holders of MedaCure common stock will receive an aggregate of 11,579,167 shares of the Company’s common stock, post-split. These shares will represent approximately 78% of the Company’s total outstanding shares (post-split) following the transaction. The Company’s current stockholders will retain approximately 22% of the outstanding shares.

The Company anticipates the acquisition of MedaCure to be finalized on or around October 16, 2006. Following consummation of the merger transaction, the Company will become engaged, through its subsidiary MedaCure International, Inc., in the development and bringing to market a certain health supplement that is intended to enhance and build-up the body’s natural immune system defenses. MedaCure intends to commence commercial marketing of its supplement in the near future primarily outside the U.S. Initial marketing in the U.S. will primarily be to the veterinarian market for use in treating animals. MedaCure also intends to initiate a collaboration and partnering program that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Recent Events

On June 22, 2006, the Company entered into an agreement and plan of merger to acquire MedaCure International, Inc., a Nevada corporation doing business in Utah (“MedaCure”). The acquisition is being facilitated by merging our newly created, wholly-owned subsidiary, CuraTech Acquisitions, Inc., with and into MedaCure with MedaCure being the surviving entity. As a result of the transaction, MedaCure will become our wholly-owned subsidiary. In connection with the acquisition, we are changing our corporate domicile from the State of Utah to Nevada and will change our corporate name to CuraTech Industries, Inc. Accordingly, we will finalize the acquisition as a Nevada corporation.

Under the terms of the agreement, on October 3, 2006 we effected  we will effect, prior to the closing of the agreement, a forward stock split of our issued and outstanding common stock on a 4 shares for 1 share basis. The forward stock split increased our outstanding shares of common stock from 807,602 shares to 3,230,408 shares. As consideration for the acquisition, current holders of MedaCure common stock will receive an aggregate of 11,579,167 shares of our common stock, post-split. These shares will represent approximately 78% of our total outstanding shares (post-split) following the transaction. Current Jump’n Jax stockholders will retain approximately 22% of the outstanding shares.

On June 16, 2006, our board of directors approved the execution of the agreement with MedaCure and the actions anticipated thereby, including the change of domicile, name change and forward stock split. The change of domicile, name change and stock split were also approved by the holders of a majority of our outstanding common stock by written consent.

The acquisition was finalized on October 26, 2006. As a result of the acquisition, we are relocating our principal offices to those of MedaCure located at 6337 Highland Drive, # 1053, Salt lake City, Utah 84121, telephone number is (801) 836-9810. We have also changed our trading symbol to “CUTC’ under which our common stock is traded on the Over-the-Counter Bulletin Board. We also intend an additional 550,000 shares of our common stock to certain individuals in consideration for consulting services rendered. These shares will be registered under the Securities Act of 1933 by filing a Form S-8 with the SEC.

Pursuant to the consummation of the merger transaction, we will become engaged, through our subsidiary MedaCure International, Inc., in the development and bringing to market a certain health supplement that is intended to enhance and build-up the body’s natural immune system defenses. MedaCure intends to commence commercial marketing of its supplement in the near future primarily outside the U.S. Initial marketing in the U.S. will primarily be to the veterinarian market for use in treating animals. MedaCure also intends to initiate a collaboration and partnering program that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

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

Currently, our primary focus is to consummate our Agreement and Plan of Merger with Medacure, and to move toward generating revenues from the sale of MedaCure’s health supplement products.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues for the three-month period ended September 30, 2006 were zero, representing no change from the period ended September 30, 2005. All revenues earned by the Company during the three months ended September 30, 2005 have been re-classified as discontinued operations in the accompanying financial statements.

Total operating expenses for the third quarter of 2006 were $20,800, an $11,239 increase from the comparable period of 2005. This increase was due primarily to increased legal and accounting fees, as well as increased expenses pertaining to the Company’s merger negotiations and related due-diligence procedures.

During the three month period ended September 30, 2006, the Company recognized a net loss of $20,800, compared to a loss of $8,061 during the comparable period of 2005. The increased net loss is due primarily to the elimination of all bounce-house revenues during the period, coupled with an increase in operating expenses as discussed in the previous paragraph.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues for the nine-month period ended September 30, 2006 were zero, representing no change from the period ended September 30, 2005. All revenues earned by the Company during the nine months ended September 30, 2005 have been re-classified as discontinued operations in the accompanying financial statements.

Total operating expenses for the first nine months of 2006 were $44,749, a $5,577 increase from the comparable period of 2005. This increase was due primarily to increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings.

During the nine month period ended September 30, 2006, the Company recognized a net loss of $44,749, compared to a loss of $36,196 during the comparable period of 2005. This increase was due primarily to increased legal and accounting fees, as well as expenses pertaining to the Company’s merger negotiations and related due-diligence procedures.

Liquidity and Capital Resources

At September 30, 2006, we had cash on hand of $2,067 compared to $15,660 as of December 31, 2005. The decrease in cash is attributed primarily to our net loss for the period, partially offset by our issuing 200,000 shares of common stock for $30,000 in cash during the period.

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

At September 30, 2006, we had total assets of $2,449 and stockholders' equity of $1,169, compared to total assets of $18,612 and a total stockholders' equity of $14,418 at December 31, 2005.

Net Operating Loss

We have accumulated approximately $41,000 of net operating loss carryforwards through December 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2025. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This item is not applicable.

Item 5. Other Information

This item is not applicable

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

(b) Reports on Form 8-K filed during the three months ended September 30, 2006

   None

[SIGNATURES FOLLOW ON NEXT PAGE.]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURATECH INDUSTRIES, INC.

Date: November 10, 2006	By:	/S/ LINCOLN DASTRUP
Lincoln Dastrup,
President and Director

Date: November 10, 2006	By:	/S/ JAROM DASTRUP
Jarom Dastrup,
Executive Vice President / Secretary Principal Accounting Officer