Form 10KSB
period 2006-12-31
CuraTech Industries, Inc.
filed 2007-04-17
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-51140

  CURATECH INDUSTRIES, INC.
(Name of small business issuer in its charter)

Nevada	87-0649332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 6337 Highland Drive, #1053, Salt Lake City, Utah 84121
(Address of principal executive offices) (Zip Code)

Issuer's telephone no.: (801) 616-2355

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State the issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. As of April 13, 2007, the aggregate value of the voting stock held by non-affiliates was $14,451,904 based upon approximately 6,881,859 shares held by non-affiliates, and the average of the bid price ($1.80 per share) and the asked price ($2.40) per share of $2.10 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 13, 2007
Common Stock, Par Value $0.001	16,760,199 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

CURATECH INDUSTRIES, INC.

 PART I

Item 1. Description of Business

Business Development

History

On March 3, 2000, the board of directors of our former parent corporation, Draco Holding Corporation, unanimously approved the formation of Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax")(“the Company”), as a wholly-owned subsidiary of the Draco. Jump'n Jax operated its business of leasing inflatable balloon bounce-houses for parties and outdoor activities in Southern Utah.

From its formation in March 2000, Jump'n Jax consistently incurred operating losses, with only a few exceptions where it showed nominal profits. We financed ongoing operations through various loans and contributions made by two persons who then served as officers of the Company, Messrs. Clissold and Moulton.

On January 1, 2006, the board of directors elected to officially cease our bounce house operations. This decision was due, in part, to the lack of profitability of the operations and the resignation of the primary bounce house operator. We are deemed to have re-entered the development stage on January 1, 2006.

On October 26, 2006, we completed the acquisition of MedaCure International, Inc., a Nevada corporation located in Salt Lake City, Utah (“MedaCure”). The acquisition was consummated pursuant to an agreement entered into on June 22, 2006, whereby we agreed to merge our newly created, wholly-owned subsidiary, CuraTech Acquisitions, Inc., with and into MedaCure with MedaCure being the surviving entity as our wholly owned subsidiary.

Prior to completion of the acquisition, on October 4, 2006 we effected a 4 shares for 1 share forward stock split of our issued and outstanding shares of common stock and changed our corporate name to CuraTech Industries, Inc. As a result of the forward stock split, our outstanding shares of common stock increased from 807,602 shares to 3,230,408 shares. We have also changed our corporate domicile from the State of Utah to Nevada.

Under the terms of the merger agreement, we issued an aggregate of approximately 12,342,239 shares of our common stock, post-split, to the stockholders of MedaCure. MedaCure is now a wholly-owned subsidiary of the Company. Also, we have added to our board of directors three new directors nominated by MedaCure.

Business of MedaCure International, Inc.

MedaCure was organized as a Nevada corporation by Shirlee Dastrup on April 25, 2006 for the purpose of acquiring, developing and marketing a certain health supplement that is believed to enhance and build-up the body’s natural immune system defenses in both humans and animals. Initially, MedaCure intends to commence commercial marketing of its supplement primarily outside the U.S. Initial marketing in the U.S. will primarily be to the veterinarian market for use in treating animals. MedaCure is also looking at the possibility of initiating a collaboration and partnering program that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

MedaCure acquired its product pursuant to a purchase agreement in May 2006 from the inventor, Dr. William Stacey. Under the terms of the agreement, MedaCure acquired all formulas, recipes and manufacturing and marketing rights relating to the product in consideration for $150,000 and 537,500 shares of MedaCure common stock. Dr. Stacey will serve as a consultant MedaCure’s business and the further development and eventual manufacturing and marketing of the product.

Presently MedaCure maintains its office at 6337 Highland Drive, # 1053, Salt Lake City, Utah 84121, and its telephone number is (801) 616-2355. Management intends to consider establishing corporate headquarters, manufacturing base and laboratory facilities in Orem, Utah, located just south of Salt Lake City.

Product

The MedaCure supplement is manufactured using a variety of components that are either natural or previously FDA approved ingredients. The combination of the components has not been approved by the FDA. MedaCure believes that the supplement is applicable to both humans and animals and can cause the body’s immune system to re-awaken from a state of suppression that can occur due to numerous factors including genetic predisposition, types of foods a person eats and environmental contamination. MedaCure also believes that the supplement can modulate the body’s immune system allowing the system to better fight diseases naturally by attacking infections from pathogens (disease producing organisms).

The immune system is a complex network of specialized organs, glands and cells that, when working properly, protect the body from pathogens such as virus, bacteria, fungus and other foreign tissues. The MedaCure supplement is based on the theory that certain chemicals found on the surface of the T 4 lymphocyte (a “helper” white blood cell) attract pathogens. Activation of the T4 is critical to the activation of the immune response. Activation takes place when the T4 cell recognizes the antigen displayed by the invading pathogen. An antigen is the substance to which the body reacts by producing antibodies. The function of the T4 is to act as a control for the rest of the immune system. Once activated, the T4 cell produces immune proteins that in turn activate the “killer” cells. The T 4 directs and coordinates these other killer cells of the immune system that do the actual killing of the specific antigen producing pathogen and protects the body. This is done by chemical signals passed from one cell to another or chemical signals released into the blood stream.

Once infected by a pathogen, the T4 no longer sends out the proper signals to stimulate other cells. The pathogen is attracted to the very spot where the T4 receives messages from other cells. These spots are called "receptors." As the disease progresses, more and more T4 lymphocytes are infected and can no longer receive messages that tell it the body is infected. Slowly the body's ability to fight off infection declines.

MedaCure believes that its product increases the cells that kill infected cells and increases cells that protect the bodies from infection. The supplement is designed to break the attraction the pathogen has for the T4 lymphocyte receptor site. Once the T4 is free of the pathogen it can again send the proper signals to the other cells of the immune system.

MedaCure’s supplement can be used by both humans and animals. In humans, it can be taken intraveneously (IV), sublingual, orally or by topical cream. IV application requires FDA approval, for which MedaCure has not yet applied.

Manufacturing

MedaCure anticipates that it will require a facility of approximately 5,000 square feet to manufacture its product. Management anticipates that the facility will be leased on a long-term basis. The facility must have a sterile environment with an assembly line capable of mass-producing and packaging the product. The facility will also handle shipping of product and receiving materials. Although MedaCure has not yet selected the final site for its manufacturing facility, it has identified the manufacturing equipment and packaging machinery it will need and estimates that the cost to prepare the site for operation will be approximately $150,000.

Marketing

MedaCure plans to sell its product to both the health and medical industries as well as the veterinarian industry. Initially, MedaCure will concentrate on the veterinary market in the U.S. MedaCure intends to use direct selling efforts through pharmaceutical sales personnel, exhibits, Internet web site, presentations at trade shows, scientific meetings, medical conferences, as well as through networks built up through existing product sales and distributor relationships. MedaCure is currently beginning to build a network of distributors to promote and market its product. MedaCure also intends to establish a collaboration and partnering programs that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

MedaCure's initial marketing strategy will focus on establishing distributors for a licensing fee. Those territories on which MedaCure will concentrate will include North America (which includes United States and Canada) and Mexico. As business warrants and funds are available, MedaCure intends to expand its marketing into South America, Europe and other parts of the world.

Intellectual Property and Patent Protection

MedaCure does not presently have any patents related to its product, but intends to aggressively defend and expand its intellectual property and technology by applying for patent and/or copyright protection in the future as deemed necessary. We intend to examine and determine the necessity to secure comprehensive intellectual property coverage in the United States and in the most relevant foreign markets in anticipation of future commercialization opportunities. MedaCure also intends to rely on trade secrets, common law trademark rights and trademark registrations, and will continue to protect its intellectual property via non-disclosure agreements, license agreements and limited information distribution.

Facilities

MedaCure currently occupies office facilities in Salt Lake City, Utah consisting of approximately 500 square feet of office space. Management is presently looking for a manufacturing facility, most likely in Orem, Utah, that is located approximately 35 miles south of Salt Lake City. Once it locates an appropriate laboratory and production facility, MedaCure will most likely move its principal offices to that location. Management believes that it will locate and secure an acceptable facility in the second quarter of 2007. It is estimated that MedaCure will need a facility of at least 5,000 square feet that is capable of housing a sterile manufacturing operation.

Employees

MedaCure presently has three full time employees and one consultant, but anticipates adding employees as it establishes its laboratory and production facilities. MedaCure’s employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future. It is believed that MedaCure’s relationship with its employees is good.

Government Regulations

MedaCure’s supplement and its related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, state attorneys general and other state regulatory agencies, and similar government agencies in each country in which we intend to operate. These regulations can limit our ability to import products into new markets and can delay introductions of new products into existing markets as we attempt to comply with the registration and approval process for our products.

MedaCure’s product may be strictly regulated in certain markets in which MedaCure intends to operate. These markets have varied regulations that apply to and distinguish nutritional health supplements from “drugs” or “pharmaceutical products.” For example, the FDA of the United States under the Federal Food, Drug and Cosmetic Act regulates the product. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this limits, however, the FDA’s power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we would generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products.

Most existing major markets also regulate product claims and advertising regarding the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. Accordingly, these regulations can limit MedaCure’s ability to inform consumers of the full benefits of its product. For example, in the United States, MedaCure is unable to make any claim that its supplement will diagnose, cure, mitigate, treat or prevent disease. The Dietary Supplement Health and Education Act permits only substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. In addition, all product claims must be substantiated.

Risk Factors

You should carefully consider the risks and uncertainties described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

Risks Relating to Our Business as a Result of the MedaCure Acquisition

We will require additional financing to proceed with MedaCure’s business activities. There can be no assurance that financing will be available on terms beneficial to us, or at all.

MedaCure was recently formed and does not have an operating history. We estimate that we will need financing of approximately $500,000 during the next 12 months to proceed with our anticipated business activities. If we need to raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could have rights, preferences or privileges senior to those of our common stock. If we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. Without additional funding, we may not be able to achieve profitable operations of MedaCure, which would most likely have a material negative impact on our business and future prospects. There can be no assurance that we will be able to raise future capital on terms that will be reasonable and beneficial to us, or at all.

MedaCure has a limited operating history and has not recorded revenues or operating profits since its inception. Continuing losses may exhaust our capital resources and force us to discontinue operations.

MedaCure was incorporated in April 2006, has a limited operating history and incurred net losses since inception. Jump’n Jax, Inc., now known as CuraTech Industries, Inc., has been in operation since March 2000, but has realized only nominal revenues in recent years and has a net stockholders’ equity of only $47,051 as of December 31, 2006. The potential for us to generate future profits depends on many factors, including the following:

•	our ability to secure adequate funding to complete ongoing research and development and to commercially market MedaCure’s product;

•	the size and timing of future customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	success in developing, maintaining and enhancing strategic relationships with potential customers;

•	our ability to protect MedaCure’s intellectual property;

•	actions by competitors towards the development and marketing of products that will compete directly with ours;

•	the costs of maintaining and expanding operations; and

•	our ability to attract and retain a qualified work force.

There can be no assurance that we will achieve any of the foregoing factors or realize profitability in the immediate future, or at any time.

If we cannot achieve commercial application of MedaCure’s product, we may not achieve profitability.

The development of a market for MedaCure’s product is dependent on the creation and implementation of a successful marketing plan and the acceptance of the product in the marketplace. This development may be impacted by many factors including, but not limited to the following:

•	existence of competing products and emergence of new products;

•	inability to finalize a successful marketing strategy;

•	lack of acceptance of MedaCure’s product; and

•	inability to adjust to changes in the marketplace and to keep pace with with competitors.

If we fail to develop adequate market for MedaCure’s product or if we are unable to successfully compete with other existing and new products, we may not achieve profitability.

Certain government regulations concerning approval of MedaCure’s products may negatively impact our business following the acquisition of MedaCure.

It may be necessary MedaCure’s product to be approved by one or more agencies of the Federal government, including the Food and Drug Administration. Government regulations concerning the product and its use by humans may be burdensome and costly and could negatively impact our business following the acquisition of MedaCure. Although we believe the product does not require FDA approval for the initial application in the U.S. for animal treatment, we do not know the extent to which any such regulations may impact the product or MedaCure’s business. Any new regulation may increase costs and could reduce our potential to be profitable following completion of the merger.

The industry in which MedaCure operates is highly competitive and could affect our results of operations, which would make profitability even more difficult to achieve and sustain.

The health and supplement industry is highly competitive and is marked by rapid changes and new products. Other competitors and potential competitors include several large national and international companies involved in the health and supplement business. Most existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

Our business could be adversely affected by any adverse economic developments in the health and supplement industry and/or the economy in general.

MedaCure depends on the perceived initial demand for its product in the U.S. in the treatment of animals. Therefore, our business is susceptible to downturns in the health and supplement industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

If we fail to keep up with changes affecting the MedaCure product and the markets that we will ultimately offer the product, we will become less competitive and thus adversely affect future financial performance.

In order to remain competitive and serve its potential effectively, we must respond on a timely and cost-efficient basis to changes in health and supplement products in general, industry standards and procedures and customer preferences. Management believes that to remain competitive, we will need to continuously develop new products and applications for existing products. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting to changes in MedaCure’s product may have a material and adverse effect on our operating results.

Our business could be adversely affected by local, state, national, international laws or regulations.

Our future success depends in part on laws and regulations that exist, or are expected to be enacted around the world. These laws and regulations could negatively affect our business and anticipated revenues. We cannot guarantee a positive outcome in direction, timing, or scope of laws and regulations that may be enacted which will affect our business.

Our future success depends on retaining MedaCure’s existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends in part on our ability to retain MedaCure’s key employees including its executive officers. Although following the acquisition we expect to have employment agreements with these executives, each executive may be able to terminate his or her agreement at any time. We anticipate obtaining in the futures "key man" insurance for one or more of our key executives. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.

Our future success depends in part on our ability to protect and preserve proprietary rights related to MedaCure’s product. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. Although MedaCure has not obtained any patents on its product, it may in the future file for patent protection for its product and will also rely on trade secrets, common law trademark rights and trademark registrations. We will also employ confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

MedaCure’s intellectual property may infringe on the rights of others, resulting in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result against future rights we may acquire, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

We may not be able to manage future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Possible future growth could strain our management and internal resources and cause other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company, we incur significant legal, accounting and other expenses that MedaCure did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create several board committees, implement additional internal controls and disclose controls and procedures, retain a transfer agent and financial printer, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

Risks Relating to Ownership of Our Common Stock

We cannot assure you that there will be an active trading market for our common stock and it could be difficult for holders of our common stock to liquidate their shares.

Even though we expect our common stock to continue to be quoted on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. Also, most shares outstanding after the acquisition of MedaCure, including those issued pursuant to the acquisition, are deemed "restricted securities" within the meaning of Rule 144 promulgated by the SEC and will therefore be subject to certain limitations on the ability of holders to resell such shares. Because only a small percentage of our outstanding shares are freely tradeable in the public market, the price of our shares could be volatile and liquidation of a person’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.

We do not anticipate paying dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the approximately 15,572,647 common shares issued and outstanding at the completion of the MedaCure acquisition, there will be approximately another 37 million shares of authorized, but unissued common stock that may be issued in the future.

It may be difficult for a third party to acquire us, and this could depress our stock price.

Under Nevada corporate law, we are permitted to include or exclude certain provisions in our articles of incorporation and/or by-laws that could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

•
Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock;

•
Under Nevada law, we are not required to provide for, and our by-laws do not provide for, cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	Stockholders cannot call a special meeting of stockholders.

Trading in our shares may be subject to certain "penny stock” regulation which could have a negative effect on the price of our shares in the public trading market.

Public trading of our common stock on the OTCBB may be subject to certain provisions, commonly referred to as the penny stock rule, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

•	make a special suitability determination for purchasers of penny stocks;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item 2. Description of Property

We do not presently own any property. MedaCure currently occupies office facilities in Salt Lake City, Utah consisting of approximately 500 square feet of office space. Management is presently looking for a manufacturing facility, most likely in Orem, Utah, that is located approximately 35 miles south of Salt Lake City. Once it locates an appropriate laboratory and production facility, MedaCure will most likely move its principal offices to that location. Management believes that it will locate and secure an acceptable facility in the second quarter of 2007. It is estimated that MedaCure will need a facility of at least 5,000 square feet that is capable of housing a sterile manufacturing operation.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 22, 2006, our two principal shareholders approved the acquisition of Medacure International, Inc. and authorized the issuance of 12,342,239 shares of the Company’s common stock to consummate the acquisition. Pursuant to this acquisition, the principal shareholders also approved a stock split on a four shares for one share (4 for 1) basis, and a change in the Company’s corporate name to Curatech Industries, Inc. The two shareholders voted a total of 6,268,000 shares representing approximately 87% of our outstanding voting securities, to authorize the reverse split. This action by written consent was reported to the SEC by the filing of an Information Statement, which was also sent to all shareholders prior to the effective date of the reverse split.

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently included on the OTC Bulletin Board under the symbol “CUTC.OB” (previously “JMPJ”). The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of the Company common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The quotations have been provided by market makers in common stock and/or Pink Sheets LLC.

Quarter ended	High bid	Low bid
March 31, 2005	$0.75	$0.255
June 30, 2005	$1.01	$0.09
September 30, 2005	$0.15	$0.10
December 31, 2005	$1.65	$0.62
March 31, 2006	$2.00	$1.15
June 30, 2006	$5.25	$1.50
September 30, 2006	$10.10	$4.50
December 31, 2006	$5.55	$1.35

The prices listed in the table above have been adjusted to effect the 4 for 1 forward stock split of the Company’s shares that occurred on October 4, 2006 and the 1 for 12 reverse stock split that occurred October 10, 2005.

Stockholders

Presently we have approximately 87 holders of record of our common stock. This number does not take into consideration stockholders whose shares are held by broker-dealers, financial institutions or other nominees.

Dividend Policy

We have never declared or paid cash dividends or made distributions in the past and do not anticipate paying cash dividends or making distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations. There are no material restrictions limiting, or that are likely to limit, The Company=s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

Recent sales of unregistered securities

During the past three years ended December 31, 2006, The Company has not sold any shares of its common stock without registration under the Securities Act of 1933, except for the following:

(1) On May 20, 2005, the board of directors authorized the issuance of a total of 1,333,336 post-split shares (“the issuance”) of common stock, separately, to Lane S. Clissold (666,668) and Steven D. Moulton (666,668), two of the Company’s former officers. The shares were issued in consideration for Messrs. Clissold's and Moulton's agreement to convert into shares of common stock all amounts due and owing to them resulting from loans and/or advances made to the Company. As a result of the issuance, the loans and/or advances made by Messrs. Clissold and Moulton to the Company through May 15, 2005, and all accrued interest thereon, were deemed to be paid in full. The shares were valued at $0.1935 per share for total consideration of $64,500

(2) On May 25, 2005, the Company authorized the issuance of 133,332 post-split shares of common stock to an unrelated individual pursuant to a service agreement as consideration for services rendered to the Company. The shares valued at $0.03 per share for total consideration of $4,000.

(3) In May 2006, the Company issued 800,000 common shares to an unrelated third party in exchange for services rendered and $30,000 in cash.

(4) In October 2006 the Company issued an aggregate of 12,342,239 shares of common stock to approximately 54 persons as consideration for the acquisition of MedaCure International, Inc.

In each transaction, the shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D for a transaction not involving any public offering. The certificates representing the shares were given a restricted legend.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

Following the completion of the acquisition of MedaCure, we have become engaged in the developing and marketing of MedaCure’s health supplement that is believed to enhance and build-up the body’s natural immune system defenses in both humans and animals. Our first priority will be to establish new facilities for our corporate headquarters and to manufacture product. Management is seeking at least a 5,000 square foot facility that can be leased on a long-term basis. The facility must have a sterile environment with an assembly line capable of mass-producing and packaging the product. The facility will also handle shipping of product and receiving materials. We have not selected a final site, but we have identified the necessary manufacturing equipment and packaging machinery needed. We estimate that the cost to prepare the site for operation will be approximately $150,000.

Contemporaneous with selecting the site for our operations, we will be creating a distribution network that will focus on initiating a collaboration and partnering program and developing business alliances designed to generate sales, applications and marketing opportunities. At present, we have not hired any sales or distribution personnel, but are in the process of initiating a search for qualified persons. We anticipate that during the next 12 months we will hire approximately 20 persons, five for administrative duties, six for manufacturing and production, and nine for sales and marketing.

We estimate that during the next 12 months we will need approximately $600,000 to establish our manufacturing facility, establish a sales and distribution network, commence production of the MedaCure product and begin selling activities. We anticipate that the source of these funds will be from the private sale of securities and/or other financing activities conducted by our officers and directors. We anticipate that we will be able to raise approximately $2 million during the first half of 2007.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenues from continuing operations for the year ended December 31, 2006 were $-0- compared to $-0- for the year ended December 31, 2005. This lack of revenues was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year, and our revenue stream pertaining to the Medacure subsidiary has not yet been sufficiently developed.

Total operating expenses for 2006 were $154,887, a significant increase over total operating expenses of $55,736 in 2005. The increase is primarily attributed to the increase in general and administrative expenses due to costs and professional fees associated with the due diligence associated with the Medacure acquisition and filing requirements during the year. We reported a net loss of $627,387 for 2006, compared to $33,395 for 2005. The current year net loss was largely a result of the Company recognizing an impairment of assets in the amount of $472,500. This impairment relates to Medacure’s acquisition of certain research and development.

Liquidity and Capital Resources

At December 31, 2006, we had cash on hand of $29,443 compared to $15,660 as of December 31, 2005. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $600,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At December 31, 2006, we had total assets of $53,669 and stockholders' equity of $47,051, compared to total assets of $18,612 and total stockholders' equity of $67,082 at December 31, 2005.

Net Operating Loss

We have accumulated approximately $81,600 of net operating loss carryforwards as of December 31, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2026. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;

•	volatility of the stock market, particularly within the technology sector; and

•	general economic conditions.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. FIN 46 did not have a material impact on our financial statements for the year ended December 31, 2006.

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

Item 7.  Financial Statements

Financial statements for the fiscal years ended December 31, 2006 and 2005 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)

FINANCIAL STATEMENTS

December 31, 2006

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Curatech Indstries, Inc.
(Formerly Jump’n Jax, Inc.)
(A Development Stage Company)
Minden, NV

We have audited the accompanying balance sheet of Curatech Industries, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curatech Industries, Inc. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of significant operations and minimal current assets raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Moore & Associates Chartered
Moore & Associates Chartered
Las Vegas, Nevada
April 2, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
(A Development Stage Company)
Balance Sheet

December 31, 2006
ASSETS

CURRENT ASSETS

Cash	$29,443
Note receivable - related party	17,415

Total Current Assets	46,858

FIXED ASSETS, Net	6,811

TOTAL ASSETS	$53,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,330
Notes payable - related party	5,288

Total Current Liabilities	6,618

TOTAL LIABILITIES	6,618

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized;
$0.001 par value; 15,572,647 shares issued and
outstanding	15,572
Additional paid-in capital	725,948
Deficit accumulated during the development stage	(694,469)

Total Stockholders' Equity (Deficit)	47,051

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$53,669

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,
	2006	2005

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	154,887	55,736

Total Operating Expenses	154,887	55,736

LOSS FROM OPERATIONS	(154,887)	(55,736)

OTHER EXPENSES

Other income	-	25,000
Interest expense	-	(2,139)
Impairment of assets	(472,500)	-

Total Other Expenses	(472,500)	22,861

LOSS FROM CONTINUING OPERATIONS	(627,387)	(32,875)

LOSS FROM DISCONTINED OPERATIONS	-	(520)

NET LOSS	$(627,387)	$(33,395)

BASIC LOSS PER SHARE	$(0.11)	$(0.02)

Continuing operations	(0.11)	(0.02)
Discontinued operations	0.00	(0.00)

Total Basic Net Loss Per Share	(0.11)	(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	5,919,280	1,853,524

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	941,392	$941	$59	$(787)

Net loss for the year ended
December 31, 2004	-	-	-	(32,900)

Balance, December 31, 2004	941,392	941	59	(33,687)

Common shares issued to
directors for debt at $0.0484
per share	1,333,336	1,333	63,167	-

Common shares issued for
services at $0.03 per share	133,332	133	3,867	-

Fractional shares issued
pursuant to reverse stock-split	25,660	26	(26)	-

Contributed services	-	-	12,000	-

Net loss for the year ended
December 31, 2005	-	-	-	(33,395)

Balance, December 31, 2005	2,433,720	2,433	79,067	(67,082)

Common shares issued for
cash at $0.0375 per share	800,000	800	29,200	-

Common shares cancelled
pursuant to reverse-split	(3,312)	(3)	3	-

Common shares issued in
acquisition of Medacure
International, Inc.	12,342,239	12,342	614,178	-

Contributed services	-	-	3,500	-

Net loss for the period ended
December 31, 2006	-	-	-	(627,387)

Balance, December 31, 2006	15,572,647	$15,572	$725,948	$(694,469)

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(627,387)	(33,395)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	4,000
Services contributed by officers	3,500	12,000
Net assets of discontinued operations	2,952	-
Depreciation expense	165	2,440
Impairment of assets	-	-
Changes in operating assets and liabilities:
Increase in accounts payable	(2,864)	637
Increase in accrued interest - related	5,288	2,139

Net Cash Used by Operating Activities	(618,346)	(12,179)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(6,976)	-
Purchase of Medacure Industries, Inc.	626,520	-

Net Cash Used by Investing Activities	619,544	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	30,000	-
Increase in note payable - related	(17,415)	-

Net Cash Provided by Operating Activities	12,585	-

NET INCREASE IN CASH	13,783	(12,179)

CASH AT BEGINNING OF PERIOD	15,660	27,839

CASH AT END OF PERIOD	$29,443	$15,660

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Curatech Industries, Inc. (the Company) was incorporated as a Utah Corporation in March 2000 under the name Jump’n Jax, Inc.. The Company was in the business of recreation equipment rentals until December 31, 2005, at which time the Company ceased equipment rental activities. In October 2006, the Company consummated an agreement to acquire Medacure International, Inc., a Nevada corporation. Pursuant to this Agreement, the Company changed its state of domicile from Utah to Nevada, and changed its corporate name to Curatech Industries, Inc. The Company is currently in the business of developing and marketing proprietary health supplements.

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$75,979	$16,548

Deferred tax liabilities:
Depreciation	(137)	(330)

Valuation allowance	(75,842)	(16,218)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:
	2006	2005

Book Income	$(245,071)	$(13,024)
Stock for services	—	1,560
Contributed services	1,365	4,680
Accrued interest	—	834
Meals and entertainment	—	12
State tax	—	39
Impairment of assets	184,275	—
Valuation allowance	59,431	5,899
	$—	$—

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b. Provision for Taxes (Continued)

At December 31, 2006, the Company had net operating loss carryforwards of approximately $60,600 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Revenue Recognition

The Company earned zero revenues during the years ended December 31, 2006 and 2005. Appropriate revenue recognition principles will be established once revenue-generating operations commence.

f. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

	For the Years Ended December 31,
	2006	2005

Basic loss per share:
Numerator - net loss	$(627,387)	$(33,395)
Denominator - weighted average number of shares outstanding	5,919,280	1,853,524

Loss per share	$(0.11)	$(0.02)

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

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

NOTE 3 - COMMON STOCK TRANSACTIONS

On May 20, 2005, the board of directors authorized the issuance of a total of 1,333,336 post-split shares (“the issuance”) of common stock, separately, to Lane S. Clissold (666,668) and Steven D. Moulton (666,668), two of the Company’s former officers. The shares were issued in consideration for Messrs. Clissold's and Moulton's agreement to convert into shares of common stock all amounts due and owing to them resulting from loans and/or advances made to the Company. As a result of the issuance, the loans and/or advances made by Messrs. Clissold and Moulton to the Company through May 15, 2005, and all accrued interest thereon, were deemed to be paid in full. The shares were valued at $0.1935 per share for total consideration of $64,500.

On May 25, 2005, the Company authorized the issuance of 133,332 post-split shares of common stock to an unrelated individual pursuant to a service agreement as consideration for services rendered to the Company. The shares valued at $0.03 per share for total consideration of $4,000.

On October 10, 2005, the Company completed a one-share-for-twelve-shares reverse stock split of its common stock. All references to common stock activity in these financial statements have been retroactively restated to incorporate the effect of this reverse stock split. The total number of shares issued and outstanding immediately after the reverse stock split was 2,433,720.

In May 2006, the Company issued 800,000 common shares to an unrelated third party in exchange for services rendered and $30,000 in cash.

In October 2006 the Company issued an aggregate of 12,342,239 shares of common stock as consideration for the acquisition of Medacure International, Inc.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006 the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at December 31, 2006, including accrued interest, is $17,415.

NOTE 5 - AGREEMENT AND PLAN OF MERGER

On October 26, 2006, the Company completed the acquisition of MedaCure International, Inc., a Nevada corporation located in Salt Lake City, Utah (“MedaCure”). The acquisition was consummated pursuant to an agreement entered into on June 22, 2006, whereby the Company agreed to merge its newly created, wholly-owned subsidiary, CuraTech Acquisitions, Inc., with and into MedaCure with MedaCure being the surviving entity as the Company’s wholly owned subsidiary.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 5 - AGREEMENT AND PLAN OF MERGER (Continued)

Prior to completion of the acquisition on October 4, 2006, the Company completed a forward stock split, on a four shares for one share basis. In addition, the Company changed its corporate name to CuraTech Industries, Inc. As a result of the forward stock split, the Company’s outstanding shares of common stock increased from 807,602 shares to 3,230,408 shares. The Company also changed its corporate domicile from the State of Utah to Nevada. Additionally, per the terms of the Merger Agreement the Company issued an aggregate of 12,342,239 shares of its common stock, post-split, to the stockholders of MedaCure. Also, the Company added three new directors, each nominated by MedaCure, to its Board of Directors.

From the consummation of the Merger Agreement, the Company has begun the development and bringing to market a certain health supplement that is intended to enhance and build-up the body’s natural immune system defenses. The Company intends to commence commercial marketing of its supplement in the near future primarily outside the U.S. Initial marketing in the U.S. will primarily be to the veterinarian market for use in treating animals. The Company also intends to initiate a collaboration and partnering program that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On March 31, 2006, HJ & Associates, LLC was terminated as the certifying accountant for the Company (the "Registrant").

HJ & Associates, LLC has served from the inception of the Company as the certifying accountant for the Company’s financial statements. From the date on which HJ & Associates, LLC was engaged until the date HJ & Associates, LLC was terminated, there were no disagreements with HJ & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, LLC would have caused HJ & Associates, LLC to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

(b) On March 29, 2006, the Company entered into an engagement letter with Moore & Associates, Chartered to assume the role of its new certifying accountant. Moore & Associates, Chartered has been asked to audit the year ended December 31, 2006. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates, Chartered, the Company did not consult with Moore & Associates, Chartered, with regard to:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

(ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

The engagement of the new principal auditor was recommended and approved by the Company’s Board of Directors.

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

 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of directors and executive officers

Upon completion of the MedaCure acquisition, our former President, Lane S. Clissold submitted his resignation as a director and President. Steven D. Moulton remained on the board of directors until January 4, 2007, when he resigned. In accordance with the provisions of the acquisition, MedaCure appointed three new directors, Lincoln Dastrup, Linda L. Dastrup and Jarom Dastrup, to serve on the board of directors. Lincoln Dastrup was elected CEO. Jarom Dastrup was elected Executive Vice President and Secretary, and Linda L. Dastrup was elected Treasurer. The following persons currently serve as directors and executive officers.

Name	Age	Position
Lincoln Dastrup	52	CEO, CFO and Director
Jarom Dastrup	27	Executive Vice President, Secretary and Director
Linda L. Dastrup	48	Treasurer and Director

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

The business experience of each of the persons listed above during the past five years is as follows:

Lincoln Dastrup. Mr. Dastrup has served as a director and as CEO and CFO of the Company since October 2006. Mr. Dastrup has over 26 years of experience in investment banking, corporate development, management, marketing and manufacturing with public companies. Since 1995, he has been semi-retired and primarily manages his personal investments. In 1989, Mr. Dastrup co-founded CIMETRIX Incorporated, an international robotics firm. Mr. Dastrup served as the President and CEO of CIMETRIX until 1995. In 1986 Mr. Dastrup founded Corporate Funding, a venture capital firm. Prior to that Mr. Dastrup was the founder, President and CEO of Barron, Marshal, & Kaman, a New York based investment banking firm, and members of the New York Stock Exchange. In 1979 Mr. Dastrup was a co-founder of Universal Fashions Originals, a company engaged in the business of clothing manufacturing and design. In 1980, Universal Fashions merged with an over-the-counter public company. After the merger, Mr. Dastrup served as a director, executive vice-president and president of its wholly-owned subsidiary, Classic Covers, Inc. Since 1980, Mr. Dastrup has participated in over 14 mergers and acquisitions and has financed seven companies.

Linda L. Dastrup. Mrs. Dastrup has served as a director and as Treasurer of the Company since October 2006. Mrs. Dastrup has over 20 years of experience in corporate development, management and manufacturing with public companies. Since 1995, she has been semi-retired and primarily manages her personal investments. In 1989, Mrs. Dastrup co-founder CIMETRIX Incorporated, an International robotics firm. Mrs. Dastrup was a key contributor to the original buy/sale and royalty agreement of CIMETRIX Incorporated. She served as an executive officer of CIMETRIX for over 5 years. Prior to that Mrs. Dastrup was a Director and Treasurer of Barron, Marshal, & Kaman, a New York based Investment Banking firm, and members of the New York Stock Exchange. In 1979 Mrs. Dastrup was a co-founder of Universal Fashions Originals, a Company engaged in the business of clothing manufacturing and design. In 1980 Universal Fashions merged with an over-the-counter public Company. Mrs. Dastrup’s responsibilities included that of all manufacturing and design. Mrs. Dastrup is the wife of Lincoln Dastrup.

Jarom L. Dastrup. Mr. Dastrup has servied as a director and as Executive Vice President and Secretary of the Company since October 2006. Mr. Dastrup has over 5 years of experience in corporate development, and administration. Since 2005, Mr. Dastrup has been a private money advisor and manager. In 2006 Mr. Dastrup was co-founder and Manager of Vastmann Investment Partners, LLC, a private equity fund. Currently Mr. Dastrup is responsible for all client relations, client accounts, client investments, and all company finances. Prior to that Mr. Dastrup managed a portfolio of stocks, options, and futures. In 2002 Mr. Dastrup was a partner in and managed The Iceberg Drive-In, a Utah based fast food restaurant. Mr. Dastrup graduated from Utah Valley State College where he received his Bachelor Degree in Business Management. Mr. Dastrup is the son of Lincoln and Linda Dastrup.

Significant employees

Curatech Industries, Inc. and its subsidiary have no present employees who are expected to make a significant contribution to the Company’s business other than the Company’s current officers and directors. It is expected that current members of management will be the only persons whose activities will be material to the Company=s operations.

Family relationships

There are no family relationships between any directors or executive officers of the Company and/or the officers, directors or managers of its subsidiary, MedaCure, either by blood or by marriage, except for the following: Lincoln Dastrup and Linda L. Dastrup are husband and wife. Jarom Dastrup is their son.

Involvement in certain legal proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) beneficial ownership reporting compliance

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) during its most recent fiscal year, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) during the most recent fiscal year, except for the following:

(1) On November 3, 2006, Steven Moulton filed a Form 4 report disclosing stock sales which he made on October 30, October 31 and November 1. The report should have been filed within two business days of each sale.

(2) On December 5, 2006, the Dastrup Family Trust filed a Form 3 report that should have been filed within ten days of June 16, 2006.

(3) On December 5, 2006, the Dastrup Family Trust filed a Form 4 report to report an acquisition of shares that occurred on October 26, 2006. The report should have been filed within two business days of October 26, 2006.

(4) On December 5, 2006, Linda L. Dastrup filed a Form 3 report that should have been filed within ten days of October 26, 2006.

(5) On December 5, 2006, Jarom L. Dastrup filed a Form 3 report that should have been filed within ten days of October 26, 2006.

(6) On December 5, 2006, Lincoln M. Dastrup filed a Form 3 report that should have been filed within ten days of October 26, 2006.

Item 10. Executive Compensation

Cash compensation

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiaries to the Company’s Chief Executive Officer and to any other officer, director or employee who received $100,000 or more during any of the last three fiscal years:

SUMMARY COMPENSATION TABLE

				Long Term Compensation
		Annual Compensation Awards					Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

						Securities		All
Name and	Year or			Other	Rest-	Under-	LTIP	Other
Principal	Period	Salary	Bonus	Annual	ricted	lying	Pay-	Compen-
Position	Ended	($)	($)	Compen-	Stock	Options	outs	sation

Lincoln
Dastrup(1)	12/31/06	$17,800	0	0	0	0	0	0
Lane
Clissold(1)	12/31/06	$0	0	0	0	0	0	0
Lane
Clissold	12/31/05	$0	0	0	0	0	0	0
Lane
Clissold	12/31/04	$0	0	0	0	0	0	0

(1) Lane Clissold served as CEO until October 2006 when Lincoln Dastrup became CEO.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company=s management during the fiscal years ended December 31, 2006 and 2005. Further, no member of the Company=s management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

There are no present plans whereby the Company will issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise, except as described herein.

Compensation of directors

The Company has no arrangement for compensating its directors for their services as directors or for serving on any committees. However, directors may be compensated for services which they render as officers and/or as employees of the Company.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiary, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company.

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company =s directors or executive officers is acting on behalf of or will act at the direction of any other person.

The Company may enter into employment agreements with some of its officers in the near future but no definite terms have been agreed to yet.

Compensation pursuant to plans; pension table

There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors. None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

Other compensation

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the share holders of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock and of the share holdings of the Company’s directors and executive officers as of April 13, 2007. Each of these persons has sole investment and sole voting power over the shares indicated.

All share amounts and percentages have been adjusted to reflect the four shares for one (4 for 1) share forward stock split and the issuance of shares for the MedaCure acquisition. Percentages are based on 16,760,199 shares issued and outstanding.

Name and Address	Number of Shares		Percent(1)
5% Beneficial Owners:
The Dastrup Family Trust	7,911,673	(2)	47.2%
Vastmann Investment Partners, LLC	886,667	(3)	5.3%

Directors and Executive Officers:
Lincoln Dastrup	7,911,673	(4)	47.2%
Linda Dastrup	7,911,673	(5)	47.2%
Jarom Dastrup	1,966,667	(6) %	11.7%

All directors and executive officers as a group (3 persons)	9,878,340	(7)	58.9%

(1)
Percentage ownership is based on 16,760,199 shares outstanding. Percentage is calculated for each individual listed based upon their beneficial ownership of shares, although ownership may be shared with others, such as the Dastrup Family Trust.

(2)	The Dastrup Family Trust is a family trust of which Lincoln Dastrup and Linda Dastrup are the trustees with voting and dispositive power over the trust.

(3)	Vastmann Investment Partners is a limited liability company that is one-third owned by Jarom Dastrup and over which he has voting and dispositive control.

(4)	Mr. Dastrup’s shares are held in the name of The Dastrup Family Trust, of which Mr. Dastrup is a trustee and, as indicated above, and which holds 7,911,673 shares.

(5)	Mrs. Dastrup’s shares are held in the name of The Dastrup Family Trust, of which Mrs. Dastrup is a trustee and, as indicated above, and which holds 7,911,673 shares.

(6)	Amount shown includes shares that are owned by Vastmann Investment Partners, LLC, of which Jarom Dastrup owns a one-third interest.

(7)
Amount shown represents the holdings of The Dastrup Family Trust, of which Lincoln Dastrup and Linda Dastrup are trustees, Jarom Dastrup and Vastmann Investment Partners, LLC that is one-third owned by Jarom Dastrup.

All common shares held by the officers, directors and principal shareholders listed above are Arestricted or control securities@ and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met.

Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Changes in control

There are no present arrangements or pledges of the Company=s securities, known to management, which may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last three fiscal years ended December 31, 2006, or since December 31, 2006, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the company’s total assets at year-end for the last three fiscal years, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

(1) During the year ended December 31, 2006 the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at December 31, 2006, including accrued interest, is $17,415.

(2) On May 20, 2005, the board of directors authorized the issuance of a total of 1,333,336 post-split shares (“the issuance”) of common stock, separately, to Lane S. Clissold (666,668) and Steven D. Moulton (666,668), two of the Company’s former officers. The shares were issued in consideration for Messrs. Clissold's and Moulton's agreement to convert into shares of common stock all amounts due and owing to them resulting from loans and/or advances made to the Company. As a result of the issuance, the loans and/or advances made by Messrs. Clissold and Moulton to the Company through May 15, 2005, and all accrued interest thereon, were deemed to be paid in full. The shares were valued at $0.1935 per share for total consideration of $64,500.

(3) In October 2006 the Company issued an aggregate of approximately 12,342,239 shares of common stock as consideration for the acquisition of Medacure International, Inc.

Potential Conflict of Interest

We have no formal conflict of interest policy in place regarding the possibility of our entering into transactions with affiliates. We lack such a policy because we believe it highly unlikely that we will acquire or do business with an entity in which members of our management have an ownership interest, directly or indirectly. However, in the event a related party transaction did arise, it would almost certainly be ratified by a disinterested board of directors and, possibly, by the stockholders if deemed necessary. Management intends do whatever is necessary to fully and completely comply with Nevada corporate law relating to conflicting interest transactions as set forth in the Nevada Revised Statutes.

Item 13.  Exhibits

Exhibit No.	Exhibit Name

2.1(1)	Agreement and Plan of Merger by and among Jump’n Jax, Inc., CuraTech Acquisitions, Inc. and MedaCure International, Inc., including Addendum

3.1(2)	Articles of Incorporation

3.2(2)	By-Laws

21.1(3)	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Summaries of all exhibits contained within this report are modified in their entirety by reference to these exhibits.

(1)	Exhibit 2.1 is incorporated by reference from the Company’s Form 8-K Current Report filed June 22, 2006 as Exhibit 2.1

(2)	Exhibit 3.1 and 3.2 are incorporated by reference from the Company’s SB-2 Registration Statement filed September 9, 2004 as Exhibits 3.1 and 3.2

(3)	Exhibit 21.2 is incorporated by reference from the Company’s Form 8-K Current Report filed December 21, 2006

Item 14.  Principal Accountants Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our former independent auditors of record, HJ & Associates, for professional services rendered for the audit of our annual financial statements included in our prior annual report and in our registration statement on Form SB-2 for the fiscal year ended December 31, 2005, and for the review of quarterly financial statements dated March 31, 2006 were approximately $6,000. The aggregate fees billed by our current independent auditors of record, Moore & Associates, for professional services rendered for the quarterly reviews of our financial statements dated June 30, 2006 and September 30, 2006 and for the audit of our annual financial statements included in this report were approximately $9,131.00.

Audit Related Fees

For the fiscal years ended December 31, 2006 and 2005, there were no fees billed for assurance and related services by HJ & Associates or Moore & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, there were no fees billed by HJ & Associates or Moore & Associates for tax compliance, tax advice and tax planning.

We do not use Moore & Associates, and have not used H J & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates or H J & Associates to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Moore & Associates and H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ & Associates' independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CuraTech Industries, Inc.

By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup
Chief Executive Officer

Dated: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lincoln M. Dastrup	President, Chief	April 16, 2007
Lincoln M. Dastrup	Executive Officer and
Chief Financial Officer

/s/ Jarom L. Dastrup	Director and Executive	April 16, 2007
Jarom L. Dastrup	Vice President

/s/ Linda L. Dastrup	Director and Treasurer	April 16, 2007
Linda L. Dastrup