Form 10QSB
period 2007-03-31
CuraTech Industries, Inc.
filed 2007-05-21
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number 000-51140

CuraTech Industries, Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0649332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

6337 Highland Drive, No. 1053
Salt Lake City, Utah 84121
(Address of principal executive offices)

Issuer's telephone number: (801) 616-2355

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
bal
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2007, there were 15,912,387 shares of the issuer’s common stock issued and outstanding.

CURATECH INDUSTRIES, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited balance sheets of CuraTech Industries, Inc., a Nevada corporation (“CuraTech” or the “Company”) (formerly Jump’n Jax, Inc.), as of March 31, 2007 and December 31, 2006, the related unaudited statements of operations for the three month periods ended March 31, 2007 and March 31, 2006, the related unaudited statements of cash flows for the three month periods ended March 31, 2007 and March 31, 2006 and the notes to the unaudited financial statements follow. The financial statements have been prepared by CuraTech’s management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The names “CuraTech”, “we”, “our” and “us” used in this report refer to CuraTech Industries, Inc.

CURATECH INDUSTRIES, INC.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$345,210	$29,443
Note receivable - related party	61,324	17,415

Total Current Assets	406,534	46,858

FIXED ASSETS, Net	6,568	6,811

TOTAL ASSETS	$413,102	$53,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$625	$1,330
Notes payable - related party	-	5,288

Total Current Liabilities	625	6,618

TOTAL LIABILITIES	625	6,618

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized; $0.001 par value; 15,912,387 and 15,572,647 shares issued and outstanding, respectively	15,912	15,572
Additional paid-in capital	1,242,217	725,948
Stock subscriptions receivable	(68,250)	-
Accumulated deficit	(777,402)	(694,469)

Total Stockholders' Equity (Deficit)	412,477	47,051

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$413,102	$53,669

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Statements of Operations

	For the Three Months Ended March 31,
	2007	2006

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	54,788	12,313
Consulting expense	28,300	-

Total Operating Expenses	83,088	12,313

LOSS FROM OPERATIONS	(83,088)	(12,313)

OTHER EXPENSES

Other income	155	-

Total Other Expenses	155	-
LOSS FROM CONTINUING OPERATIONS	(82,933)	(12,313)

LOSS FROM DISCONTINUED OPERATIONS	-	(857)

NET LOSS	$(82,933)	$(13,170)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

Continuing operations	(0.01)	(0.01)
Discontinued operations	0.00	(0.00)

Total Basic Loss Per Share	(0.01)	(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,742,693	2,428,008

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Statements of Cash Flows

	For the Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(82,933)	(13,170)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	0
Services contributed by officers	7,000	0
Net assets of discontinued operations	0	-
Depreciation expense	243	857
Impairment of assets	-	-
Changes in operating assets and liabilities:
Decrease in accounts payable	(860)	(594)
Decrease in accrued expenses	(5,288)	0

Net Cash Used by Operating Activities	(81,838)	(12,907)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	441,359	-
Increase in note receivable - related	(43,754)	-

Net Cash Provided by Operating Activities	397,605	-

NET INCREASE IN CASH	315,767	(12,907)

CASH AT BEGINNING OF PERIOD	29,443	15,660

CASH AT END OF PERIOD	$345,210	$2,753

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
Notes to the Financial Statements (Continued)
March 31, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB of the Company. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - GOING CONCERN
NO
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

NOTE 3 - COMMON STOCK TRANSACTIONS

During the first quarter of the 2007 calendar year, the Company issued 339,740 shares of common stock for cash and subscriptions receivable at $1.50 per share.

In May 2006, the Company issued 800,000 common shares to an unrelated third party in exchange for services rendered and $30,000 in cash.

In October 2006 the Company issued an aggregate of 12,342,239 shares of common stock as consideration for the acquisition of Medacure International, Inc.

                NOTE 4 - RELATED PARTY TRANSACTIONS

Since the Company’s acquisition of Medacure International, Inc. the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at March 31, 2007, including accrued interest, is $ 61,324.

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

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
Notes to the Financial Statements (Continued)
March 31, 2007 and December 31, 2006

                NOTE 5 - AGREEMENT AND PLAN OF MERGER (Continued)

Prior to completion of the acquisition, on October 4, 2006 the Company completed a forward stock split on a four shares for one share basis. In addition, the Company changed its corporate name to CuraTech Industries, Inc. As a result of the forward stock split, the Company’s outstanding shares of common stock increased from 807,602 shares to 3,230,408 shares. The Company also changed its corporate domicile from the State of Utah to Nevada. Additionally, per the terms of the Merger Agreement the Company issued an aggregate of 12,342,239 shares of its common stock, post-split, to the stockholders of MedaCure. Also, the Company added three new directors, each nominated by MedaCure, to its Board of Directors.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

                We estimate that during the next 12 months we will need approximately $600,000 to establish our manufacturing facility, establish a sales and distribution network, commence production of the MedaCure product and begin selling activities. We have already raised approximately $500,000 of this amount. We anticipate that the source of the remaining funds needed will be from the private sale of securities and/or other financing activities conducted by our officers and directors. We anticipate we will able to raise approximately $1.5 million more by December 31, 2007.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Revenues from continuing operations for the three month period ended March 31, 2007 were $-0- compared to $-0- for the three month period ended March 31, 2006. This lack of revenues was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year, and our revenue stream pertaining to the Medacure subsidiary has not yet been sufficiently developed.

Total operating expenses for the three month period ended March 31, 2007 were $83,088, a significant increase over total operating expenses of $12,313 for the three month period ended March 31, 2006. The increase is primarily attributed to the increase in general and administrative expenses due to costs and professional fees associated with the due diligence associated with the Medacure acquisition and filing requirements during the year, and also to $28,300 in consulting expense incurred in the three month period ended March 31, 2006.

We reported a net loss of $82,933 for the three months ended March 31, 2007, compared to a net loss of $13,170 for the three month period ended March 31, 2006. . The increase is primarily attributed to the increase in general and administrative expenses due to costs and professional fees associated with the due diligence associated with the Medacure acquisition and filing requirements during the year, and also to $28,300 in consulting expense incurred in the three month period ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, we had cash on hand of $345,210 compared to $29,443 as of December 31, 2006. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $600,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At March 31, 2007, we had total assets of $413,102 and stockholders' equity of $412,477, compared to total assets of $53,669 and total stockholders' equity of $47,051 at December 31, 2006.

Net Operating Loss

We have accumulated approximately $92,800 of net operating loss carryforwards as of March 31, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT=S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2007, The Company has not sold any shares of its common stock without registration under the Securities Act of 1933, except for the following:

(1) The Company issued an aggregate of 339,740 shares of common stock to approximately 32 persons at the sales price of $1.50 per share cash. The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D for transactions not involving any public offering. Each purchaser represented that he was acquiring the shares with investment intent, and the certificates representing the shares were given a restricted legend.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

CuraTech filed one Current Report on Form 8-K during the quarter ended March 31, 2007. It was filed on January 5, 2007. It contained a disclosure under Item 5.02 that Steven D. Moulton resigned as a Director on January 4, 2007. It also contained a disclosure that the number of shares of the Company's common stock being registered on a Form S-8 Registration Statement was being increased to 890,000 shares.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURATECH INDUSTRIES, INC.

Date: May 21, 2007	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer