Form 10QSB
period 2007-06-30
CuraTech Industries, Inc.
filed 2007-08-20
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number 000-51140

CuraTech Industries, Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0649332
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2007, there were 15,912,387 shares of the issuer’s common stock issued and outstanding.

CURATECH INDUSTRIES, INC.
FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited balance sheets of CuraTech Industries, Inc., a Nevada corporation (“CuraTech” or the “Company”) (formerly Jump’n Jax, Inc.), as of June 30, 2007 and December 31, 2006, the related unaudited statements of operations for the three and six month periods ended June 30, 2007 and for the period from inception on April 25, 2006 through June 30, 2006, the related unaudited statements of cash flows for the six month period ended June 30, 2007 and for the period from inception on April 25, 2006 through June 30, 2006 and the notes to the unaudited financial statements follow. The financial statements have been prepared by CuraTech’s management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The names “CuraTech”, “we”, “our” and “us” used in this report refer to CuraTech Industries, Inc.

CURATECH INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets - June 30, 2007 (Unaudited)
and December 31, 2006	5

Statements of Operations (Unaudited) for the Three and Six Months
Ended June 30, 2007 and for the period from inception through June 30, 2006	6

Statements of Cash Flows (Unaudited) for the Six Months Ended
June 30, 2007 and for the period from inception through June 30, 2006	7

Notes to Financial Statements	8

CURATECH INDUSTRIES, INC.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$179,786	$29,443
Note receivable - related party	67,986	17,415

Total Current Assets	247,772	46,858

FIXED ASSETS, Net	6,081	6,811

TOTAL ASSETS	$253,853	$53,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,125	$1,330
Notes payable - related party	-	5,288

Total Current Liabilities	3,125	6,618

TOTAL LIABILITIES	3,125	6,618

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized;
$0.001 par value; 15,912,387 and 15,572,647
shares issued and outstanding, respectively	15,913	15,573
Additional paid-in capital	1,128,380	612,111
Stock subscriptions receivable	(123,250)	-
Accumulated deficit	(770,315)	(580,633)

Total Stockholders' Equity (Deficit)	250,728	47,051

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$253,853	$53,669

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Operations
(Unaudited)

	For the Three	From Inception on April 25,	For the Six	From Inception on April 25,	From Inception on April 25,
	Months Ended	2006 Through	Months Ended	2006 Through	2006 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	61,265	10,927	115,274	10,927	223,407
Depreciation	487	-	730	-	730
Consulting expense	45,378	-	73,678	-	73,678

Total Operating Expenses	107,130	10,927	189,682	10,927	297,815

LOSS FROM OPERATIONS	(107,130)	(10,927)	(189,682)	(10,927)	(297,815)

OTHER EXPENSES

Impairment of assets	-	(472,500)	-	(472,500)	(472,500)

Total Other Expenses	-	(472,500)	-	(472,500)	(472,500)

NET LOSS	$(107,130)	$(483,427)	$(189,682)	$(483,427)	$(770,315)

BASIC LOSS PER SHARE	$(0.01)	$(0.06)	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,912,387	7,582,080	15,742,693	7,582,080

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

		From Inception	From Inception
	For the Six	on April 25,	on April 25,
	Months Ended	2006 Through	2006 Through
	June 30,	June 30,	June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(189,682)	$(483,427)	$(770,315)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	730	-	730
Impairment of assets	-	472,500	472,500
Services contributed by officers	7,000	-	7,000
Changes in operating assets and liabilities
Increase in accounts payable	1,795	-	1,330

Net Cash Used by Operating Activities	(180,157)	(10,927)	(288,755)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	386,359	10,700	536,127
Increase in bank overdraft	-	227	-
Increase in note receivable - related	(50,571)	-	(67,986)
Decrease in note payable - related	(5,288)	-	-

Net Cash Provided by Financing Activities	330,500	10,927	468,141

NET DECREASE IN CASH	150,343	10,927	179,386

CASH AT BEGINNING OF PERIOD	29,443	-	-

CASH AT END OF PERIOD	$179,786	$10,927	$179,386

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$-
Common stock issued for extinguishment of
related party debt	$-	$-	$-
Services contributed by director	$7,000	$1,500	$1,500

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
Notes to the Financial Statements (Continued)
June 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB of the Company. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3 - COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2007, the Company issued 339,740 shares of common stock for cash and subscriptions receivable at $1.50 per share.

During the 2006 calendar year the Company issued 10,950,000 shares of common stock for $160,700 in cash and subscriptions receivable. In addition, the Company issued 537,500 common shares in order to consummate an asset purchase agreement. These shares were valued at $322,500.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the Company’s inception in April 2006, the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at June 30, 2007, is $67,986.

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

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
Notes to the Financial Statements (Continued)
June 30, 2007 and December 31, 2006

NOTE 5 - AGREEMENT AND PLAN OF MERGER (Continued)

Prior to completion of the acquisition the Company changed its corporate name to CuraTech Industries, Inc. The Company also changed its corporate domicile from the State of Utah to Nevada. Also, the Company added three new directors, each nominated by MedaCure, to its Board of Directors.

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

We estimate that during the next 12 months we will need approximately $600,000 to establish our manufacturing facility, establish a sales and distribution network, commence production of the MedaCure product and begin selling activities. We have already raised approximately $500,000 of this amount. We anticipate that the source of the remaining funds needed will be from the private sale of securities and/or other financing activities conducted by our officers and directors. We anticipate that we will be able to raise approximately $1.5 million more by December 31, 2007.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Period from Inception on April 25, 2006 Through June 30, 2006.

Revenues from continuing operations for the three month period ended June 30, 2007 were $-0- compared to $-0- for the period from inception on April 25, 2006 through June 30, 2006.

This lack of revenues was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year, and our revenue stream pertaining to the Medacure subsidiary has not yet been sufficiently developed.

Total operating expenses for the three month period ended June 30, 2007 were $107,130, an increase of $96,203 over total operating expenses of $10,927 for the period from inception on April 25, 2006 through June 30, 2006. The increase is primarily attributed to the $50,338 increase in general and administrative expenses due largely to costs and professional fees associated with the due diligence associated with the Medacure acquisition and filing requirements during the year, and also to $45,378 in consulting expense incurred in the three month period ended June 30, 2007.

We reported a net loss of $107,130 for the three months ended June 30, 2007, compared to a net loss of $483,427 for the period from inception on April 25, 2006 through June 30, 2006. The decrease in net loss is primarily attributed to the $472,500 impairment of assets incurred in the period from inception on April 25, 2006 through June 30, 2006, partially offset by the increase in total operating expenses incurred in the later period.

Six Months Ended June 30, 2007 Compared to the Period from Inception on April 25, 2006 Through June 30, 2006.

Revenues from continuing operations for the six month period ended June 30, 2007 were $-0- compared to $-0- for the period from inception on April 25, 2006 through June 30, 2006. This lack of revenues was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year, and our revenue stream pertaining to the Medacure subsidiary has not yet been sufficiently developed.

Total operating expenses for the six month period ended June 30, 2007 were $189,682, an increase of $178,755 over total operating expenses of $10,927 for the period from inception on April 25, 2006 through June 30, 2006. The increase is primarily attributed to the $104,347 increase in general and administrative expenses primarily due to costs and professional fees associated with the due diligence associated with the Medacure acquisition and filing requirements during the year, and also to $73,678 in consulting expense incurred in the six month period ended June 30, 2007.

We reported a net loss of $189,682 for the six months ended June 30, 2007, compared to a net loss of $10,927 for the period from inception on April 25, 2006 through June 30, 2006. . The decrease in net loss is primarily attributed to the $472,500 impairment of assets incurred in the period from inception on April 25, 2006 through June 30, 2006, partially offset by the increase in total operating expenses incurred in the later period.

Liquidity and Capital Resources

At June 30, 2007, we had cash on hand of $179,786 compared to $29,443 as of December 31, 2006. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $600,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and due to our need to purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At June 30, 2007, we had total assets of $253,853 and stockholders' equity of $250,728, compared to total assets of $53,669 and total stockholders' equity of $47,051 at December 31, 2006.

Net Operating Loss

We have accumulated approximately $173,000 of net operating loss carryforwards as of June 30, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2007, the Company has not sold any shares of its common stock without registration under the Securities Act of 1933. For a description of sales of unregistered sales of equity securities made by the company during the past three years, see the company’s quarterly, annual and current reports filed during the past three years.

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

(b) Reports on Form 8-K.

CuraTech filed no current reports on Form 8-K during the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURATECH INDUSTRIES, INC.

Date: August 17, 2007	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer