Form 10KSB/A
period 2006-12-31
CuraTech Industries, Inc.
filed 2007-09-18
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-51140

CURATECH INDUSTRIES, INC.
(Name of small business issuer in its charter)

Nevada	87-0649332
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.)

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

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Explanatory Note Regarding Amendment:

The Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 originally filed on April 17, 2007 has been amended in response to a comment letter from the Securities and Exchange Commission (“Commission”) dated May 4, 2007.

The purpose of this amendment is to make those changes in the Annual Report that are necessary to adequately address the Commission’s comments, including: (i) a restatement to the Company’s financial statements to account for the 2006 acquisition of MedaCure International, Inc. (“MedaCure”) by the Company as a reverse acquisition, with MedaCure presented as the accounting acquirer; (ii) to revise the information included in Management’s Discussion and Analysis or Plan of Operation in Item 6 to reflect the revised financial statements; (iii) to add additional information in Executive Compensation Item 10 concerning the compensation of officers and directors; and (iv) to add additional information in the financial statement footnotes explaining the nature of the impairment of assets and to add information concerning the existence of a control relationship. The information in this report is current as of December 31, 2006, unless otherwise specified.

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

Plan of Operation

Following the formation of the Company in March 2000, the Company operated its business of inflatable balloon bounce-houses for parties and outdoor activities in Southern Utah until approximately January 2006, when the Board of directors elected to cease bounce house operations due, in part, to the lack of profitability and the resignation of the primary bounce house operator.

Following the completion of the acquisition of MedaCure on October 26, 2006, we have become engaged in the developing and marketing of MedaCure’s health supplement that is believed to enhance and build-up the body’s natural immune system defenses in both humans and animals. Our first priority will be to establish new facilities for our corporate headquarters and to manufacture product. Management is seeking at least a 5,000 square foot facility that can be leased on a long-term basis. The facility must have a sterile environment with an assembly line capable of mass-producing and packaging the product. The facility will also handle shipping of product and receiving materials. We have not selected a final site, but we have identified the necessary manufacturing equipment and packaging machinery needed. We estimate that the cost to prepare the site for operation will be approximately $150,000.

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

Results of Operations

For the Period from Inception on April 25, 2006 Through December 31, 2006.

Revenues from continuing operations for the year ended December 31, 2006 were $-0-. This lack of revenues was due primarily to the fact that our revenue stream pertaining to the Medacure subsidiary has not yet been sufficiently developed.

Total operating expenses for the period ending December 31, 2006 were $108,133. These expenses are generally attributed to general and administrative expenses due to costs and professional fees associated with the due diligence associated with the Medacure acquisition and filing requirements during the year. We reported a net loss of $580,633 for the period ended December 31, 2006. The net loss was largely a result of the Company recognizing an impairment of assets in the amount of $472,500. This impairment relates to Medacure’s acquisition of certain research and development.

Liquidity and Capital Resources

At December 31, 2006, we had cash on hand of $29,443. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $600,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At December 31, 2006, we had total assets of $53,669 and stockholders' equity of $47,051.

Net Operating Loss

We have accumulated approximately $42,000 of net operating loss carryforwards as of December 31, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2026. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Curatech Indstries, Inc.
(A Development Stage Company)
Minden, NV

We have audited the accompanying balance sheet of Curatech Industries, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception on April 25, 2006 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curatech Industries, Inc. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the period from inception on April 25, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the financial statements, the audited financial statements have been restated to correct an accounting error with respect to the Company’s reverse-acquisition of Medacure in October, 2006.

/s/Moore & Associates Chartered
Moore & Associates Chartered
Las Vegas, Nevada
September 4, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Balance Sheet

December 31,
2006
ASSETS
CURRENT ASSETS

Cash	$29,443
Note receivable - related party	17,415

Total Current Assets	46,858

FIXED ASSETS, Net	6,811

TOTAL ASSETS	$53,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,330
Notes payable - related party	5,288

Total Current Liabilities	6,618

TOTAL LIABILITIES	6,618

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized;
$0.001 par value; 15,572,647 shares issued and
outstanding	15,573
Additional paid-in capital	667,111
Stock subscriptions receivable	(55,000)
Deficit accumulated during the development stage	(580,633)

Total Stockholders' Equity (Deficit)	47,051

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$53,669

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Operations

From Inception of the Development Stage on April 25, 2006 through December 31,2006

REVENUES	$-

OPERATING EXPENSES

General and administrative	108,133

Total Operating Expenses	108,133

LOSS FROM OPERATIONS	(108,133)

OTHER EXPENSES

Impairment of assets	(472,500)

Total Other Expenses	(472,500)

NET LOSS	$(580,633)

BASIC LOSS PER SHARE	$(0.06)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,655,041

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage

Balance, at inception on April 25, 2006	-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	11,495,633	11,496	(796)	-	-

Common shares issued pursuant to Asset Purchase Agreement at $0.60 per share	578,000	578	321,922	-	-

Common shares issued for cash at $0.60 per share	268,606	269	149,731	(55,000)	-

Recapitalization pursuant to reverse merger	3,230,408	3,230	196,254	-	-

Increase in stock subscriptions receivable	-	-	-	-	-

Net loss for the period from inception on April 25, 2006 through December 31, 2006	-	-	-	-	(580,633)

	15,572,647	$15,573	$667,111	(55,000)	$(580,633)

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows

From Inception of the Development Stage on April 25, 2006 Through December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(580,633)
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of investments	472,500
Increase in accounts payable	1,330

Net Cash Used by Operating Activities	(106,803)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for IRT investment	(150,000)

Net Cash Used by Investing Activities	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	160,700
Cash received in acquisition	137,673
Cash received for note payable	5,288
Cash paid on note payable, related party	(17,415)

Net Cash Provided by Financing Activities	286,246

NET INCREASE IN CASH	29,443

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$29,443

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-
Taxes	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for fixed assets	$322,500

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2006

NOTE 1 - RESTATED FINANCIAL STATEMENTS

The historical financial statements of Curatech Industries, Inc. (“Curatech”) as of December 31, 2006 attached hereto have been restated so as to correctly account for the Company’s acquisition transaction with MedaCure International, Inc. (“MedaCure”) on October 26, 2006 (see Note 6). Subsequent to the completion of the audit of the Company’s December 31, 2006 financial statements, the Company’s management determined that the financial statements had incorrectly accounted for the transaction. The transaction was originally accounted for as a purchase arrangement, with Curatech purchasing MedaCure, and Curatech continuing as the accounting acquirer. The historical financial statements attached hereto have been restated so as to account for the transaction as a reverse-acquisition, with MedaCure presented as the accounting acquirer.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

c. Estimates

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

d. Revenue Recognition

The Company earned zero revenues during the period ended December 31, 2006. Appropriate revenue recognition principles will be established once revenue-generating operations commence.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2006:

2006
Deferred tax assets:
NOL Carryover	$42,172

Deferred tax liabilities:	-

Valuation allowance	(42,172)

Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2006 due to the following:
2006
Book income	$226,447

Impairment of assets	(184,275)

Valuation allowance	$42,172

NOTE 3 - GOING CONCERN

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

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2006

NOTE 4 - COMMON STOCK TRANSACTIONS

On April 28, 2006, the Company issued an aggregate of 11,495,633 shares of common stock to various individuals, each of whom was an officer and/or director of the Company on the date of issuance, in exchange for an aggregate of $10,700 in cash.

On May 12, 2006, the Company issued an aggregate of 578,000 shares of common stock to two unrelated individuals, as partial payment for Immune Response Therapy assets (see Note 4).

On May 15, 2006, the Company issued 268,606 shares of common stock to an unrelated third party in exchange for $150,000 in cash. Of this amount, $55,000 remained uncollected as of December 31, 2006, and has been recorded as stock subscriptions receivable.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006 the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at December 31, 2006, including accrued interest, is $17,415.

NOTE 6 - AGREEMENT AND PLAN OF MERGER

On October 26, 2006, the Company entered into an Acquisition Agreement with Jump’n Jax, Inc. (“Jump’n Jax”). The acquisition was consummated pursuant to an agreement entered into on June 22, 2006, whereby the Company agreed to merge into Jump’n Jax’s newly created, wholly-owned subsidiary, CuraTech Acquisitions, Inc., with the Company being the surviving entity as Jump’n Jax’s wholly owned operating subsidiary.

Prior to completion of the acquisition on October 4, 2006, the Jump’n Jax completed a forward stock split, on a four shares for one share basis. In addition, Jump’n Jax changed its corporate name to CuraTech Industries, Inc. As a result of the forward stock split, Jump’n Jax’s outstanding shares of common stock increased from 807,602 shares to 3,230,408 shares. The Company also changed its corporate domicile from the State of Utah to Nevada. Additionally, per the terms of the Merger Agreement the Jump’n Jax issued an aggregate of 12,342,239 shares of its common stock, post-split, to the stockholders of the Company. Also, the Company added three new directors, each nominated by MedaCure, to its Board of Directors. Upon completion of the Acquisition, approximately 58.9% of the Company’s common stock is beneficially owned together by the Dastrup family. Accordingly, this group has the capability to substantially control the vote on all significant matters pertaining to the Company without the approval of shareholders.

The Company accounted for this transaction as a reverse-acquisition, with MedaCure presented as the accounting acquirer. Therefore, the historical financial statements presented herein reflect only those of MedaCure, the accounting acquirer, since its inception on April 25, 2006. The reverse-acquisition is presented as a recapitalization of Medacure. Accordingly, the historical stockholders’ equity (deficit) of MedaCure prior to the acquisition transaction has been retroactively restated pursuant to SFAS 141.

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

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2006

NOTE 7 -  ASSET PURCHASE AGREEMENT

On May 15, 2006 the Company entered into an Asset Purchase Agreement whereby the Company acquired certain exclusive proprietary Immune Response Therapy (“IRT”) products and technologies from Dr. William and Freida Stacey, in exchange for $150,000 in cash and 537,500 shares of the Company’s common stock. The shares in this transaction have been valued at $0.60 per share, or $322,500, bringing the total value of the consideration paid by the Company for the IRT assets to $472,500.

To the date of these financial statements, the Company has yet to realize significant revenues from the utilization of the IRT assets. The Company’s management continues to focus its business strategy on the utilization of the IRT assets. However, due to the fact that no significant revenues have been generated from the IRT assets, the Company has fully impaired the IRT assets as of May 31, 2006. Accordingly, an asset impairment expense of $472,500 for the period ended May 31, 2006.

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

(6) On December 5, 2006, Lincoln M. Dastrup filed a Form 3 report that should have been filed within ten days of October 26, 2006.

Item 10. Executive Compensation

Cash compensation

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiaries to the Company’s Chief Executive Officer and to any other officer, director or employee who received $100,000 or more during any of the last three fiscal years:

SUMMARY COMPENSATION TABLE

	Long Term Compensation
		Annual Compensation Awards				Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Secur-
						ities		All
	Year or			Other	Rest-	Under-	LTIP	Other
Name and	Period	Salary	Bonus	Annual	ricted	lying	Pay-	Compen-
Principal Position	Ended	($)	($)	Compen-	Stock	Options	outs	sation

Lincoln Dastrup(1)	12/31/06	$17,800	0	0	0	0	0	0

Lane Clissold(1)	12/31/06	$0	0	0	0	0	0	0

Lane Clissold	12/31/05	$0	0	0	0	0	0	0

Lane Clissold	12/31/04	$0	0	0	0	0	0	0

(1) Lane Clissold served as CEO until October 2006 when Lincoln Dastrup became CEO.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company=s management during the fiscal years ended December 31, 2006 and 2005. Except as described above, no other officers or directors were paid any salaries or compensation during the year ended December 31, 2006. Further, no member of the Company=s management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

Name and Address	Number of Shares		Percent(1)
5% Beneficial Owners:
The Dastrup Family Trust	7,911,673	(2)	47.2%
Vastmann Investment Partners, LLC	886,667	(3)	5.3%

Directors and Executive Officers:
Lincoln Dastrup	7,911,673	(4)	47.2%
Linda Dastrup	7,911,673	(5)	47.2%
Jarom Dastrup	1,966,667	(6)	11.7%

All directors and executive officers as a group (3 persons)	9,878,340	(7)	58.9%

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

Item 13. Exhibits

Exhibit No	Exhibit Name
2.1(1)	Agreement and Plan of Merger by and among Jump’n Jax, Inc., CuraTech Acquisitions, Inc. and MedaCure International, Inc., including Addendum

3.1(2)	Articles of Incorporation

3.2(2)	By-Laws

21.1(3)	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Summaries of all exhibits contained within this report are modified in their entirety by reference to these exhibits.

(1)	Exhibit 2.1 is incorporated by reference from the Company’s Form 8-K Current Report filed June 22, 2006 as Exhibit 2.1

(2)	Exhibit 3.1 and 3.2 are incorporated by reference from the Company’s SB-2 Registration Statement filed September 9, 2004 as Exhibits 3.1 and 3.2

(3)	Exhibit 21.2 is incorporated by reference from the Company’s Form 8-K Current Report filed December 21, 2006

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

Dated: September 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lincoln M. Dastrup
Lincoln M. Dastrup	President, Chief Executive Officer and	September 13, 2007
Chief Financial Officer
/s/ Jarom L. Dastrup
Jarom L. Dastrup	Director and Executive Vice President	September 13, 2007

/s/ Linda L. Dastrup
Linda L. Dastrup	Director and Treasurer	September 13, 2007