Form 10QSB/A
period 2007-03-31
CuraTech Industries, Inc.
filed 2007-10-02
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A
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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2007, there were 16,802,387 shares of the issuer’s common stock issued and outstanding.

Explanatory Note Regarding Amendment:

The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 originally filed on May 21, 2007 has been amended since the Company’s financial statements have been restated to: (a) properly account for the 2006 acquisition of MedaCure International, Inc. (“MedaCure”) by the Company as a reverse acquisition, with MedaCure presented as the accounting acquirer; and (ii) record the issuance of 890,000 shares of the Company’s common stock that were issued to various persons in first quarter 2007 pursuant to the Company’s Form S-8 registration statement filed January 24, 2007. The information in this report is current as of March 31, 2007, unless otherwise specified.

CURATECH INDUSTRIES, INC.
FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited balance sheets of CuraTech Industries, Inc., a Nevada corporation (“CuraTech” or the “Company”) (formerly Jump’n Jax, Inc.), as of March 31, 2007 and December 31, 2006, the related unaudited statements of operations for the three month periods ended March 31, 2007, the related unaudited statements of cash flows for the three month periods ended March 31, 2007 and the notes to the unaudited financial statements follow. The financial statements have been prepared by CuraTech’s management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The names “CuraTech”, “we”, “our” and “us” used in this report refer to CuraTech Industries, Inc.

CURATECH INDUSTRIES, INC.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Balance Sheets

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$345,210	$29,443
Note receivable - related party	61,324	17,415

Total Current Assets	406,534	46,858

FIXED ASSETS, Net	6,568	6,811

TOTAL ASSETS	$413,102	$53,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$626	$1,330
Notes payable - related party	-	5,288

Total Current Liabilities	626	6,618

TOTAL LIABILITIES	626	6,618

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized;
$0.001 par value; 16,802,387 and 15,572,647
shares issued and outstanding, respectively	16,803	15,573
Additional paid-in capital	2,517,490	667,111
Stock subscriptions receivable	(123,250)	(55,000)
Accumulated deficit	(1,998,567)	(580,633)

Total Stockholders' Equity (Deficit)	412,476	47,051

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$413,102	$53,669

 The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Statements of Operations

For the Three
Months Ended
March 31,
2007

REVENUES	$-

OPERATING EXPENSES

General and administrative	1,389,789
Consulting expense	28,300

Total Operating Expenses	1,418,089

LOSS FROM OPERATIONS	(1,418,089)

OTHER EXPENSES

Other income	155

Total Other Expenses	155

LOSS FROM CONTINUING
OPERATIONS	(1,417,934)

LOSS FROM DISCONTINUED
OPERATIONS	-

NET LOSS	$(1,417,934)

BASIC LOSS PER SHARE	$(0.09)

Continuing operations	(0.09)
Discontinued operations	0.00

Total Basic Loss Per Share	(0.09)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,742,693

 The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump'n Jax, Inc.)
Statements of Cash Flows

For the Three
Months Ended
March 31,
2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(1,417,934)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	1,335,000
Services contributed by officers	7,000
Net assets of discontinued operations	-
Depreciation expense	243
Impairment of assets	-
Changes in operating assets and liabilities:
Decrease in accounts payable	(860)
Decrease in accrued expenses	(5,287)

Net Cash Used by Operating
Activities	(81,838)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	441,359
Increase in note receivable - related	(43,754)

Net Cash Provided by Operating
Activities	397,605

NET INCREASE IN CASH	315,767

CASH AT BEGINNING OF PERIOD	29,443

CASH AT END OF PERIOD	$345,210

CASH PAID FOR:
Interest	$-
Taxes	$-

 The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)
Notes to the Financial Statements (Continued)
March 31, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB/A of the Company. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to increase operations through expanding its operations into other locals, in the interim, management and primary shareholders are committed to meeting the Company’s minimal operating expenses.

NOTE 3 - COMMON STOCK TRANSACTIONS

During the first quarter of the 2007 calendar year, the Company issued 339,740 shares of common stock for cash and subscriptions receivable at $1.50 per share. In addition, the Company issued 890,000 shares of common stock for various professional services rendered at $1.50 per share.

In May 2006, the Company issued 800,000 common shares to an unrelated third party in exchange for services rendered and $30,000 in cash.

In October 2006 the Company issued an aggregate of 12,342,239 shares of common stock as consideration for the acquisition of Medacure International, Inc.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the Company’s acquisition of Medacure International, Inc. the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at March 31, 2007, including accrued interest, is $61,324.

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

Under the terms of the merger agreement, we issued an aggregate of approximately 12,342,239 shares of our common stock, post-split, to the stockholders of MedaCure. MedaCure is now a wholly-owned subsidiary of the Company. Also, we have added to our board of directors, three new directors nominated by MedaCure. The acquisition of MedaCure by the Company has been accounted for as a reverse acquisition, with MedaCure presented as the accounting acquirer.

During the three months ended March 31, 2007 the Company issued an aggregate of 890,000 shares of common stock at $1.50 per share for services rendered, and an additional 339,740 shares of common stock for cash at $1.50 per share.

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

Results of Operations

Three Months Ended March 31, 2007.

Revenues from continuing operations for the three month period ended March 31, 2007 were $-0- . There is no comparable period one year earlier since the acquisition of MedaCure by CuraTech has been accounted for as a reverse acquisition in which MedaCure is treated as the acquirer for accounting purposes. MedaCure was only recently formed in April 2006. This lack of revenues was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year, and our revenue stream pertaining to the Medacure subsidiary has not yet been sufficiently developed.

Total operating expenses for the three month period ended March 31, 2007 were $1,418,089. The operating expenses consist of $1,389,789 in general and administrative expenses due to costs and professional fees associated with the Medacure acquisition and filing requirements during the period,, and $28,300 in consulting expense. The general and administrative expenses were paid for primarily through the issuance of 890,000 shares of common stock at $1.50 per share, for an aggregate expense of $1,335,000.

We reported a net loss of $1,417,934 for the three months ended March 31, 2007. The net loss is primarily attributed to the substantial general and administrative expenses incurred during the quarter ended March 31, 2007 for costs and professional fees associated with the Medacure acquisition and also for compliance with filing requirements during the period. These expenses were paid for primarily through the issuance of 890,000 shares of common stock at $1.50 per share, for an aggregate expense of $1,335,000.

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

At March 31, 2007, we had total assets of $413,102 and stockholders' equity of $412,476, compared to total assets of $53,669 and total stockholders' equity of $47,051 at December 31, 2006.

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

(b) Reports on Form 8-K.

CuraTech filed one Current Report on Form 8-K during the quarter ended March 31, 2007. It was filed on January 5, 2007. It contained a disclosure under Item 5.02 that Steven D. Moulton resigned as a director on January 4, 2007. It also contained a disclosure that the number of shares of the Company’s common stock being registered on a Form S-8 registration statement was being increased to 890,000 shares.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURATECH INDUSTRIES, INC.

Date: September 26, 2007	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer