Form 10QSB/A
period 2007-06-30
CuraTech Industries, Inc.
filed 2007-10-02
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number 000-51140

CuraTech Industries, Inc.
(Exact name of small business issuer as specified in its charter)

__________NEVADA_________	__________87-0649332_________
(State or other jurisdiction of	(I.R.S. Employer identification No.)
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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2007, there were 16,802,387 shares of the issuer’s common stock issued and outstanding.

Explanatory Note Regarding Amendment:

The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 originally filed on August 20, 2007 has been amended since the Company’s financial statements have been restated to: (a) properly account for the 2006 acquisition of MedaCure International, Inc. (“MedaCure”) by the Company as a reverse acquisition, with MedaCure presented as the accounting acquirer; and (ii) record the issuance of 890,000 shares of the Company’s common stock that were issued to various persons in first quarter 2007 pursuant to the Company’s Form S-8 registration statement filed January 24, 2007. The information in this report is current as of June 30, 2007, unless otherwise specified.

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

CURATECH INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets - June 30, 2007 (Unaudited)
and December 31, 2006	5

Statements of Operations (Unaudited) for the Three and Six Months
Ended June 30, 2007 and for the period from inception through June 30, 2006	6

Statements of Cash Flows (Unaudited) for the Six Months Ended
June 30, 2007 and for the period from inception through June 30, 2006	7

Notes to Financial Statements	8

CURATECH INDUSTRIES, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$179,786	$29,443
Note receivable - related party	67,986	17,415

Total Current Assets	247,772	46,858

FIXED ASSETS, Net	6,081	6,811

TOTAL ASSETS	$253,853	$53,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,125	$1,330
Notes payable - related party	-	5,288

Total Current Liabilities	3,125	6,618

TOTAL LIABILITIES	3,125	6,618

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized;
$0.001 par value; 16,802,387 and 15,572,647
shares issued and outstanding, respectively	16,803	15,573
Additional paid-in capital	2,517,490	667,111
Stock subscriptions receivable	(123,250)	(55,000)
Accumulated deficit	(2,160,315)	(580,633)

Total Stockholders' Equity (Deficit)	250,728	47,051

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$253,853	$53,669

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Operations
(Unaudited)

		From Inception		From Inception	From Inception
	For the Three	on April 25,	For the Six	on April 25,	on April 25,
	Months Ended	2006 Through	Months Ended	2006 Through	2006 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	115,485	10,927	1,505,274	10,927	1,613,407
Depreciation	487	-	730	-	730
Consulting expense	45,776	-	73,678	-	73,678

Total Operating Expenses	161,748	10,927	1,579,682	10,927	1,687,815

LOSS FROM OPERATIONS	(161,748)	(10,927)	(1,579,682)	(10,927)	(1,687,815)

OTHER EXPENSES

Impairment of assets	-	(472,500)	-	(472,500)	(472,500)

Total Other Expenses	-	(472,500)	-	(472,500)	(472,500)

NET LOSS	$(161,748)	$(483,427)	$(1,579,682)	$(483,427)	$(2,160,315)

BASIC LOSS PER SHARE	$(0.01)	$(0.06)	$(0.10)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,912,387	7,582,080	15,742,693	7,582,080

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

		From Inception	From Inception
	For the Six	on April 25,	on April 25,
	Months Ended	2006 Through	2006 Through
	June 30,	June 30,	June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,579,682)	$(483,427)	$(2,160,315)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	730	-	730
Common stock issued for services	1,335,000	-	1,335,000
Impairment of assets	-	472,500	472,500
Services contributed by officers	7,000	-	7,000
Changes in operating assets and liabilities
Increase in accounts payable	1,795	-	1,330

Net Cash Used by Operating Activities	(235,157)	(10,927)	(343,755)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	441,359	10,700	591,527
Increase in bank overdraft	-	227	-
Increase in note receivable - related	(50,571)	-	(67,986)
Decrease in note payable - related	(5,288)	-	-

Net Cash Provided by Financing Activities	385,500	10,927	523,541

NET DECREASE IN CASH	150,343	0.45	179,786

CASH AT BEGINNING OF PERIOD	29,443	-	-

CASH AT END OF PERIOD	$179,786	$0.45	$179,786

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$1,335,000	$-	$1,335,000
Common stock issued for extinguishment of
related party debt	$-	$-	$-
Services contributed by director	$7,000	$1,500	$1,500

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

NOTE 3 -    COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2007, the Company issued 339,740 shares of common stock for cash and subscriptions receivable at $1.50 per share. In addition, the Company issued 890,000 shares of common stock for services at $1.50 per share.

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

During the six months ended June 30, 2007 the Company issued an aggregate of 890,000 shares of common stock at $1.50 per share for services rendered, and an additional 339,740 shares of common stock for cash at $1.50 per share.

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

Total operating expenses for the three month period ended June 30, 2007 were $161,748, an increase of $150,821 over total operating expenses of $10,927 for the period from inception on April 25, 2006 through June 30, 2006. The increase is primarily attributed to the $104,558 increase in general and administrative expenses due largely to costs and professional fees associated with the due diligence associated with the Medacure acquisition and filing requirements during the year, and also to $45,378 in consulting expense incurred in the three month period ended June 30, 2007.

We reported a net loss of $161,748 for the three months ended June 30, 2007, compared to a net loss of $483,427 for the period from inception on April 25, 2006 through June 30, 2006. The decrease in net loss is primarily attributed to the $472,500 impairment of assets incurred in the period from inception on April 25, 2006 through June 30, 2006, partially offset by the increase in total operating expenses incurred in the later period.

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

Total operating expenses for the six month period ended June 30, 2007 were $1,579,682, an increase of $1,568,755 over total operating expenses of $10,927 for the period from inception on April 25, 2006 through June 30, 2006. The increase is primarily attributed to the $1,494,347 increase in general and administrative expenses primarily due to the issuance of 890,000 common shares valued at $1.50 per share for various professional services, and other costs and professional fees associated with the due diligence associated with the Medacure acquisition and filing requirements during the year, and also to $73,678 in consulting expense incurred in the six month period ended June 30, 2007.

We reported a net loss of $1,579,682 for the six months ended June 30, 2007, compared to a net loss of $10,927 for the period from inception on April 25, 2006 through June 30, 2006. The increase in net loss is primarily attributed to the issuance of 890,000 shares of common stock for services valued at $1,335,000, partially offset by the $472,500 impairment of assets incurred in the period from inception on April 25, 2006 through June 30, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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
Lincoln M. Dastrup
Title President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer