Form 10KSB
period 2007-12-31
CuraTech Industries, Inc.
filed 2008-04-15
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No☒

State the issuer's revenues for its most recent fiscal year.    $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. As of April 10, 2008, the aggregate value of the voting stock held by non-affiliates was $12,084,603 based upon approximately 8,631,859 shares held by non-affiliates, and the average of the bid price ($1.30 per share) and the asked price ($1.50 per share) of $1.40 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 14, 2008
Common Stock, Par Value $0.001	18,555,199 shares

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

Presently the Company and its subsidiary, MedaCure, maintain their joint office at 6337 Highland Drive, # 1053, Salt Lake City, Utah 84121, and its telephone number is (801) 616-2355. Management intends to consider establishing corporate headquarters, manufacturing base and laboratory facilities in Orem, Utah, located just south of Salt Lake City.

Product

The MedaCure supplement is manufactured using a variety of components that are either natural or previously FDA approved ingredients. The combination of the components has not been approved by the FDA. The Company believes that the supplement is applicable to both humans and animals and can cause the body’s immune system to re-awaken from a state of suppression that can occur due to numerous factors including genetic predisposition, types of foods a person eats and environmental contamination. The Company also believes that the supplement can modulate the body’s immune system allowing the system to better fight diseases naturally by attacking infections from pathogens (disease producing organisms).

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

The Company believes that the MedaCure product increases the number of cells that kill infected cells and increases the number of cells that protect the bodies from infection. The supplement is designed to break the attraction the pathogen has for the T4 lymphocyte receptor site. Once the T4 is free of the pathogen it can again send the proper signals to the other cells of the immune system.

MedaCure’s supplement can be used by both humans and animals. In humans, it can be taken intraveneously (IV), sublingually, orally or by topical cream. IV application requires FDA approval, for which MedaCure has not yet applied.

Manufacturing

The Company anticipates that it will require a facility of approximately 5,000 square feet to manufacture its product. Management anticipates that the facility will be leased on a long-term basis. The facility must have a sterile environment with an assembly line capable of mass-producing and packaging the product. The facility will also handle shipping of product and receiving materials. Although the Company has not yet selected the final site for its manufacturing facility, it has identified the manufacturing equipment and packaging machinery it will need and estimates that the cost to prepare the site for operation will be approximately $150,000.

Marketing

The Company plans to sell the MedaCure product to both the health and medical industries as well as the veterinarian industry. Initially, MedaCure will concentrate on the veterinary market in the U.S. The Company intends to use direct selling efforts through pharmaceutical sales personnel, exhibits, Internet web site, presentations at trade shows, scientific meetings, medical conferences, as well as through networks built up through existing product sales and distributor relationships. MedaCure is currently beginning to build a network of distributors to promote and market its product. The Company also intends to establish a collaboration and partnering programs that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

The Company 's initial marketing strategy will focus on establishing distributors for a licensing fee. Those territories on which the Company will concentrate will include North America (which includes United States and Canada) and Mexico. As business warrants and funds are available, the Company intends to expand its marketing into South America, Europe and other parts of the world.

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

Facilities

The Company currently occupies office facilities in Salt Lake City, Utah consisting of approximately 500 square feet of office space. Management is presently looking for a manufacturing facility, most likely in Orem, Utah, that is located approximately 35 miles south of Salt Lake City. Once it locates an appropriate laboratory and production facility, the Company will most likely move its principal offices to that location. Management believes that it will locate and secure an acceptable facility in the second quarter of 2007. It is estimated that the Company will need a facility of at least 5,000 square feet that is capable of housing a sterile manufacturing operation.

Employees

The Company presently has three full time employees and one consultant, but anticipates adding employees as it establishes its laboratory and production facilities. The Company’s employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future. It is believed that MedaCure’s relationship with its employees is good.

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

MedaCure’s product may be strictly regulated in certain markets in which the Company intends to operate. These markets have varied regulations that apply to and distinguish nutritional health supplements from “drugs” or “pharmaceutical products.” For example, the FDA of the United States under the Federal Food, Drug and Cosmetic Act regulates the product. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this limits, however, the FDA’s power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we would generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products.

Most existing major markets also regulate product claims and advertising regarding the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. Accordingly, these regulations can limit the Company’s ability to inform consumers of the full benefits of its product. For example, in the United States, the Company is unable to make any claim that its supplement will diagnose, cure, mitigate, treat or prevent disease. The Dietary Supplement Health and Education Act permits only substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. In addition, all product claims must be substantiated.

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

Risks Relating to Our Business as a Result of the MedaCure Acquisition

We will require additional financing to proceed with our business activities. There can be no assurance that financing will be available on terms beneficial to us, or at all.

MedaCure was recently formed and does not have an operating history. We estimate that we will need financing of approximately $500,000 during the next 12 months to proceed with our anticipated business activities. If we need to raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could have rights, preferences or privileges senior to those of our common stock. If we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. Without additional funding, we may not be able to achieve profitable operations, which would most likely have a material negative impact on our business and future prospects. There can be no assurance that we will be able to raise future capital on terms that will be reasonable and beneficial to us, or at all.

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

MedaCure was incorporated in April 2006, has a limited operating history and incurred net losses since inception. Jump’n Jax, Inc., now known as CuraTech Industries, Inc., has been in operation since March 2000, but has realized only nominal revenues in recent years and has a net stockholders’ equity of only $47,051 as of December 31, 2006. The potential for us to generate future profits depends on many factors, including the following:

•	our ability to secure adequate funding to complete ongoing research and development and to commercially market MedaCure’s product;
•	the size and timing of future customer orders, milestone achievement, product delivery and customer acceptance, if required;
•	success in developing, maintaining and enhancing strategic relationships with potential customers;
•	our ability to protect our intellectual property;
•	actions by competitors towards the development and marketing of products that will compete directly with ours;
•	the costs of maintaining and expanding operations; and
•	our ability to attract and retain a qualified work force.

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

It may be necessary for MedaCure’s product to be approved by one or more agencies of the Federal government, including the Food and Drug Administration. Government regulations concerning the product and its use by humans may be burdensome and costly and could negatively impact our business. Although we believe the product does not require FDA approval for the initial application in the U.S. for animal treatment, we do not know the extent to which any such regulations may impact the product or our business. Any new regulation may increase costs and could reduce our potential to be profitable following completion of the merger.

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

We depend on the perceived initial demand for the MedaCure product in the U.S. in the treatment of animals. Therefore, our business is susceptible to downturns in the health and supplement industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

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

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends in part on our ability to retain our key employees including its executive officers. Although following the acquisition we expect to have employment agreements with these executives, each executive may be able to terminate his or her agreement at any time. We anticipate obtaining in the futures "key man" insurance for one or more of our key executives. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.

Our future success depends in part on our ability to protect and preserve proprietary rights related to MedaCure’s product. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. Although we have not obtained any patents on its product, it may in the future file for patent protection for its product and will also rely on trade secrets, common law trademark rights and trademark registrations. We will also employ confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

Our intellectual property may infringe on the rights of others, resulting in costly litigation.

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

Item 2. Description of Property

We do not presently own any property. We currently occupy office facilities in Salt Lake City, Utah consisting of approximately 500 square feet of office space. Management is presently looking for a manufacturing facility, most likely in Orem, Utah, that is located approximately 35 miles south of Salt Lake City. Once we locate an appropriate laboratory and production facility, we will most likely move our principal offices to that location. Management believes that we will locate and secure an acceptable facility in the second or third quarter of 2008. It is estimated that we will need a facility of at least 5,000 square feet that is capable of housing a sterile manufacturing operation.

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

Quarter ended	High bid	Low bid
March 31, 2006	$2.00	$1.15
June 30, 2006	$5.25	$1.50
September 30, 2006	$10.10	$4.50
December 31, 2006	$5.55	$1.35
March 31, 2007	$2.00	$1.65
June 30, 2007	$2.00	$1.50
September 30, 2007	$3.00	$1.70
December 31, 2007	$2.35	$0.51

The prices listed in the table above have been adjusted to effect the 4 for 1 forward stock split of the Company’s shares that occurred on October 4, 2006.

Stockholders

Presently we have approximately 217 holders of record of our common stock. This number does not take into consideration stockholders whose shares are held by broker-dealers, financial institutions or other nominees.

Dividend Policy

We have never declared or paid cash dividends or made distributions in the past and do not anticipate paying cash dividends or making distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations. There are no material restrictions limiting, or that are likely to limit, The Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

Recent sales of unregistered securities

During the past three years ended December 31, 2007, The Company has not sold any shares of its common stock without registration under the Securities Act of 1933, except for the following:

(1) On May 20, 2005, the board of directors authorized the issuance of a total of 1,333,336 post-split shares of common stock, separately, to Lane S. Clissold (666,668) and Steven D. Moulton (666,668), two of the Company’s former officers. The shares were issued in consideration for Messrs. Clissold's and Moulton's agreement to convert into shares of common stock all amounts due and owing to them resulting from loans and/or advances made to the Company. As a result of the issuance, the loans and/or advances made by Messrs. Clissold and Moulton to the Company through May 15, 2005, and all accrued interest thereon, were deemed to be paid in full. The shares were valued at $0.1935 per share for total consideration of $64,500.

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

(5) During the first quarter of 2007, the Company issued 317,552 shares of its common stock for cash and subscriptions receivable at $1.50 per share.

(6) During the second quarter of 2007, the Company issued 890,000 shares of common stock for services at $1.50 per share.

(7) During the fourth quarter of 2007, the Company issued 800,000 shares of its common stock to a non-affiliate for services rendered at a value of $1.01 per share, and the Company issued 1,000,000 shares of its common stock to The Dastrup Family Trust at a value of $1.01 per share. Lincoln Dastrup and Linda L. Dastrup are trustees of The Dastrup Family Trust which is an irrevocable family trust. Mr. and Mrs. Dastrup and their five children are beneficiaries of The Dastrup Family trust.

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

We estimate that during the next 12 months we will need approximately $600,000 to establish our manufacturing facility, establish a sales and distribution network, commence production of the MedaCure product and begin selling activities. We anticipate that the source of these funds will be from the private sale of securities and/or other financing activities conducted by our officers and directors. We anticipate that we will be able to raise approximately $2,800,000 during 2008.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations

For the Period from Inception on April 25, 2006 through December 31, 2007.

Revenues from continuing operations for the years ended December 31, 2007 and 2006 were both $-0-. This lack of revenues was due primarily to the fact that our business pertaining to the Medacure subsidiary has not yet been sufficiently developed.

Total operating expenses for the period ending December 31, 2007 were $3,536,669 which consisted of $3,535,307 of general and administrative expenses and $1,362 in depreciation. General and administrative expenses increased $3,044,867 from the $108,133 of general and administrative expenses incurred during the period from inception of the development stage on April 25, 2006 through December 31, 2006. The increase in general and administrative expenses is largely due to a charge of $3,153,000 for the issuance of 2,690,000 shares of the Company’s common stock for services rendered. We reported a net loss of $3,532,789, or $0.22 per share, for the period ended December 31, 2007, an increase of $2,952,156 over the net loss of $580,633, or $0.07 per share, reported for the period from inception of the development stage on April 25, 2006 through December 31, 2006. The increase in net loss for the year ended December 31, 2007 was largely a result of a substantial increase in general and administrative expenses associated with the issuance of shares of the Company’s common stock for services, partially offset by a $472,500 reduction in impairment of assets.

Liquidity and Capital Resources

At December 31, 2007, we had cash on hand of $58,160 and a note receivable-related party of $74,005. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $600,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. Presently we are attempting to raise funds through a private placement of our shares of common stock. We do not have any firm commitments from third parties to provide funding, and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

As reported by the Company’s auditors in Note 5 of our audited financial statements, the Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

At December 31, 2007, we had total assets of $141,494 and stockholders' equity of $141,119.

Net Operating Loss

We have accumulated approximately $190,000 of net operating loss carryforwards as of December 31, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements - This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The implementation of this pronouncement had no material effect on the Company’s financial statements.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) - This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The implementation of this pronouncement had no material effect on the Company’s financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 - This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The implementation of this pronouncement had no material effect on the Company’s financial statements.

SOP No. 07-01, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies - SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider - This consensus concludes that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider's customer, the service provider should account for the consideration in accordance with EITF Issue 01-9. The consensus is effective for the first annual reporting period beginning after June 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements - This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate”, for Sales of Condominiums - This consensus concludes that an entity is required to evaluate the adequacy of a buyer’s initial and continuing investment for purposes of determining whether it is appropriate to recognize profit from a real estate sale involving a condominium unit or time-sharing interest under the percentage-of-completion method under Statement No. 66. The consensus is effective for the first annual reporting period beginning after March 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements - In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards - In this Issue, a consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities - In this Issue, a consensus was reached that nonrefundable advance payments for future research and development activities should be deferred and capitalized. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is not permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides - This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 - This FSP amends FASB Interpretation (FIN) No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with paragraph 10 of FIN 39. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies - This FSP addresses the application of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The provisions of the FSP are effective when the entity adopts SOP 07-01. The implementation of this pronouncement had no effect on the Company’s financial statements.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings - SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

Item 7. Financial Statements

Financial statements for the fiscal years ended December 31, 2007 and 2006 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

CURATECH INDUSTRIES, INC.

FINANCIAL STATEMENTS

December 31, 2007

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Curatech Industries Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Curatech Industries Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, since inception on April 25, 2006 through December 31, 2006, and since inception on April 25, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curatech Industries Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, since inception on April 25, 2006 through December 31, 2006, and since inception on April 25, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 3, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Balance Sheet

ASSETS

December 31, 2007
CURRENT ASSETS

Cash	$58,160
Note receivable - related party	74,005
Interest receivable - related party	3,880

Total Current Assets	136,045

FIXED ASSETS, Net	5,449

TOTAL ASSETS	$141,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$375

Total Current Liabilities	375

TOTAL LIABILITIES	375

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized;
$0.001 par value; 18,580,199 shares issued and
outstanding	18,580
Additional paid-in capital	4,335,213
Stock subscriptions receivable	(99,252)
Deficit accumulated during the development stage	(4,113,422)

Total Stockholders' Equity (Deficit)	141,119

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$141,494

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
		of the	of the
		Development	Development
		Stage on	Stage on
	For the	April 25, 2006	April 25 2006,
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,535,307	108,133	3,643,440
Depreciation	1,362	-	1,362

Total Operating Expenses	3,536,669	108,133	3,644,802

LOSS FROM OPERATIONS	(3,536,669)	(108,133)	(3,644,802)

OTHER EXPENSES

Impairment of assets	-	(472,500)	(472,500)
Interest income	3,880	-	3,880

Total Other Expenses	3,880	(472,500)	(468,620)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,532,789)	$(580,633)	$(4,113,422)

BASIC LOSS PER COMMON SHARE	$(0.22)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	16,344,890	8,901,594

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage

Balance, at inception	-	$-	$-	$-	$-
on April 25, 2006

Common shares issued for cash	11,495,633	11,496	(796)	-	-

Common shares issued
pursuant to Asset Purchase
Agreement	578,000	578	457,280	-	-

Common shares issued for
cash	268,606	269	212,688	(55,000)	-

Recapitalization pursuant to
reverse merger	3,230,408	3,230	(2,061)	-	-

Increase in stock subscriptions
receivable	-	-	-	-	-

Net loss for the period from
inception on April 25, 2006
through December 31, 2006	-	-	-	-	(580,633)

Balance, December 31, 2006	15,572,647	15,573	667,111	(55,000)	(580,633)

Common shares issued for cash
at $1.50 per share	317,552	317	510,792	(68,250)	-

Common shares issued for
services at $1.50 per share	890,000	890	1,334,110	-	-

Common shares issued for
services at $1.01 per share	1,800,000	1,800	1,816,200	-	-

Cash received on subscriptions
receivable	-	-	-	23,998	-

Contributed services	-	-	7,000	-	-

Net loss for the year ended
December 31, 2007	-	-	-	-	(3,532,789)

Balance, December 31, 2007	18,580,199	$18,580	$4,335,213	$(99,252)	$(4,113,422)

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
		of the	of the
		Development	Development
		Stage on	Stage on
	For the	April 25, 2006	April 25 2006,
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,532,789)	$(580,633)	$(4,113,422)

Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of investments	-	472,500	472,500
Common stock issued for services	3,153,000	-	3,153,000
Services contributed by shareholders	7,000	-	7,000
Depreciation	1,362	-	1,362

Changes in operating assets and liabilities:

Increase in interest receivable -
related party	(3,880)	-	(3,880)
Decrease in accrued expenses	(5,288)	-	(5,288)
Increase in accounts payable	(955)	1,330	375

Net Cash Used by
Operating Activities	(381,550)	(106,803)	(488,353)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for IRT investment	-	(150,000)	(150,000)
Purchase of fixed assets	-	-	-

Net Cash Used by
Investing Activities	-	(150,000)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	442,859	160,700	603,559
Cash received in acquisition	-	137,673	137,673
Cash received for note payable	-	5,288	5,288
Cash received on subscriptions receivable	23,998	-	73,998
Cash paid on note payable, related party	(56,590)	(17,415)	(124,005)

Net Cash Provided by
Financing Activities	410,267	286,246	696,513

NET INCREASE IN CASH	28,717	29,443	58,160

CASH AT BEGINNING OF PERIOD	29,443	-	-

CASH AT END OF PERIOD	$58,160	$29,443	$58,160

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
		of the	of the
		Development	Development
		Stage on	Stage on
	For the	April 25, 2006	April 25 2006,
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2007	2006	2007

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued
for fixed assets	$322,500	$322,500	$322,500
Common stock issued for
services	$3,153,000	$-	$3,153,000

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Curatech Industries, Inc. (the Company) was incorporated as a Utah Corporation in March 2000 under the name Jump’n Jax, Inc. The Company was in the business of recreation equipment rentals until December 31, 2005, at which time the Company ceased equipment rental activities. In October 2006, the Company consummated an agreement to acquire Medacure International, Inc., a Nevada corporation. Pursuant to this Agreement, the Company changed its state of domicile from Utah to Nevada, and changed its corporate name to Curatech Industries, Inc. The Company is currently in the business of developing and marketing proprietary health supplements.

b. Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

c. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. Revenue Recognition

The Company earned zero revenues during the period ended December 31, 2007. Appropriate revenue recognition principles will be established once revenue-generating operations commence.

e. Provision for Taxes

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007		2006
Deferred tax assets:
NOL Carryover		$190,659	$42,172

Deferred tax liabilities:		-	-

Valuation allowance		(190,659)	(42,172)

Net deferred tax asset	$		$-

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book income	$148,487	$226,447

Impairment of assets	-	(184,275)

Valuation allowance	$148,487	$42,172

f. Fixed Assets

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on equipment is determined using the straight-line method over the estimated useful lives (usually between three and five years) of the assets. The following is a summary of the Company’s major categories of fixed assets:

	2007	2006

Office equipment	$6,811	$6,811
Accumulated depreciation	(1,362)	-

Net fixed assets	$5,449	$6,811

g. Newly Issued Accounting Pronouncements

During the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

SFAS No. 157, Fair Value Measurements - This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The implementation of this pronouncement had no material effect on the Company’s financial statements.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) - This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The implementation of this pronouncement had no material effect on the Company’s financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Newly Issued Accounting Pronouncements (Continued)

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 - This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The implementation of this pronouncement had no material effect on the Company’s financial statements.

SOP No. 07-01, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies - SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider - This consensus concludes that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider's customer, the service provider should account for the consideration in accordance with EITF Issue 01-9. The consensus is effective for the first annual reporting period beginning after June 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements - This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate”, for Sales of Condominiums - This consensus concludes that an entity is required to evaluate the adequacy of a buyer’s initial and continuing investment for purposes of determining whether it is appropriate to recognize profit from a real estate sale involving a condominium unit or time-sharing interest under the percentage-of-completion method under Statement No. 66. The consensus is effective for the first annual reporting period beginning after March 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements - In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Newly Issued Accounting Pronouncements (Continued)

employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards - In this Issue, a consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities - In this Issue, a consensus was reached that nonrefundable advance payments for future research and development activities should be deferred and capitalized. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is not permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides - This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 - This FSP amends FASB Interpretation (FIN) No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with paragraph 10 of FIN 39. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies - This FSP addresses the application of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The provisions of the FSP are effective when the entity adopts SOP 07-01. The implementation of this pronouncement had no effect on the Company’s financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Newly Issued Accounting Pronouncements (Continued)

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings - SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this pronouncement had no effect on the Company’s financial statements.

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

During the year ended December 31, 2007 the Company issued 317,552 shares of common stock for cash and subscriptions receivable at $1.50 per share. In addition, the Company issued 1,800,000 shares of common stock for services rendered at $1.01 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period from inception through December 31, 2007 the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at December 31, 2007, including accrued interest, is $77,885.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2007

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

NOTE 6 -  ASSET PURCHASE AGREEMENT

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

To the date of these financial statements, the Company has yet to realize significant revenues from the utilization of the IRT assets. The Company’s management continues to focus its business strategy on the utilization of the IRT assets. However, due to the fact that no significant revenues have been generated from the IRT assets, the Company has fully impaired the IRT assets as of December 31, 2006. Accordingly, the Company has recognized an asset impairment expense of $472,500 for the period ended December 31, 2006.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On March 31, 2006, HJ & Associates, LLC was terminated as the certifying accountant for the Company (the "Registrant").

HJ & Associates, LLC served from the inception of the Company as the certifying accountant for the Company’s financial statements. From the date on which HJ & Associates, LLC was engaged until the date HJ & Associates, LLC was terminated, there were no disagreements with HJ & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, LLC would have caused HJ & Associates, LLC to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

(b) On March 29, 2006, the Company entered into an engagement letter with Moore & Associates, Chartered to assume the role of its new certifying accountant. Moore & Associates, Chartered was asked to audit the year ended December 31, 2006 and subsequent years. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates, Chartered, the Company did not consult with Moore & Associates, Chartered, with regard to:

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

Name	Age	Position
Lincoln Dastrup	53	CEO, CFO and Director
Jarom Dastrup	28	Executive Vice President, Secretary and Director
Linda L. Dastrup	49	Treasurer and Director

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

Significant employees

Curatech Industries, Inc. and its subsidiary have no present employees who are expected to make a significant contribution to the Company’s business other than the Company’s current officers and directors. It is expected that current members of management will be the only persons whose activities will be material to the Company’s operations.

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

Section 16(a) beneficial ownership reporting compliance

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) during its most recent fiscal year, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) during the most recent fiscal year, except for the following:

(1) On September 17, 2007, The Dastrup Family Trust sold 600,000 shares of the Company’s common stock. The Dastrup Family Trust, Lincoln Dastrup and Linda L. Dastrup should each have filed a Form 4 Report concerning this transaction within two business days following the transaction. The reports have not yet been filed.

(2) On November 30, 2007, The Dastrup Family Trust sold 375,000 shares of the Company’s common stock. The Dastrup Family Trust, Lincoln Dastrup and Linda L. Dastrup should each have filed a Form 4 Report concerning this transaction within two business days following the transaction. The reports have not yet been filed.

(3) On December 15, 2007, the Company issued 1,000,000 shares of the Company’s common stock to The Dastrup Family trust for services rendered at a value of $1.01 per share. The Dastrup Family Trust, Lincoln Dastrup and Linda L. Dastrup should each have filed a Form 4 Report concerning this transaction within two business days following the transaction. The reports have not yet been filed.

Item 10.	Executive Compensation

Cash compensation

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiaries to the Company’s Chief Executive Officer and to any other officer, director or employee who received $100,000 or more during any of the last three fiscal years:

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation Awards				Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	Salary ($)	Bonus ($)	Other Annual Compen	Rest-ricted Stock	Secur- ities Under lying Options	LTIP Pay- outs	All Other Compen- sation
Lincoln
Dastrup(1)	12/31/07	$0	0	0	0	0	0	$1,010,000
Lincoln
Dastrup(2)	12/31/06	$17,800	0	0	0	0	0	0
Lane
Clissold(2)	12/31/06	$0	0	0	0	0	0	0
Lane
Clissold	12/31/05	$0	0	0	0	0	0	0
________________
(1) The Company issued 1,000,000 shares of its common stock, valued at $1.01 per share, to The Dastrup Family Trust in 2007 for services rendered.
(2) Lane Clissold served as CEO until October 2006 when Lincoln Dastrup became CEO.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the fiscal years ended December 31, 2007, 2006 or 2005. Except as described above, no other officers or directors were paid any salaries or compensation during the year ended December 31, 2007. Further, no member of the Company’s management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item 10.

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

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

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

The following table sets forth the share holders of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock and of the share holdings of the Company’s directors and executive officers as of April 14, 2008. Each of these persons has sole investment and sole voting power over the shares indicated.

All share amounts and percentages have been adjusted to reflect the four shares for one (4 for 1) share forward stock split and the issuance of shares for the MedaCure acquisition. Percentages are based on 18,555,199 shares issued and outstanding.

Name and Address	Number of Shares	Percent(1)
5% Beneficial Owners:
The Dastrup Family Trust	7,936,673(2)	42.8%

Directors and Executive Officers:
Lincoln Dastrup	7,936,673(3)	42.8%
Linda Dastrup	7,936,673(4)	42.8%
Jarom Dastrup	1,986,667(5)	10.7%

All directors and executive officers as a group	9,923,340(6)	53.5%
(3 persons)

(1)
Percentage ownership is based on 18,555,198 shares outstanding. Percentage is calculated for each individual listed based upon their beneficial ownership of shares, although ownership may be shared with others, such as the Dastrup Family Trust.

(2)	The Dastrup Family Trust is a family trust of which Lincoln Dastrup and Linda Dastrup are the trustees with voting and dispositive power over the trust.
(3)	Mr. Dastrup’s shares are held in the name of The Dastrup Family Trust, of which Mr. Dastrup is a trustee and, as indicated above, and which holds 7,936,673 shares.
(4)	Mrs. Dastrup’s shares are held in the name of The Dastrup Family Trust, of which Mrs. Dastrup is a trustee and, as indicated above, and which holds 7,936,673 shares.
(5)	Amount shown includes 886,667 shares that are owned by Vastmann Investment Partners, LLC, of which Jarom Dastrup owns a one-third interest, and over which he has voting and dispositive control.
(6)
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

Changes in control

There are no present arrangements or pledges of the Company’s securities, known to management, which may result in a change in control of the Company.

Item 12.	Certain Relationships and Related Transactions

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last three fiscal years ended December 31, 2007, or since December 31, 2007, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the company’s total assets at year-end for the last three fiscal years, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

(1) On May 20, 2005, the board of directors authorized the issuance of a total of 1,333,336 post-split shares (“the issuance”) of common stock, separately, to Lane S. Clissold (666,668) and Steven D. Moulton (666,668), two of the Company’s former officers. The shares were issued in consideration for Messrs. Clissold's and Moulton's agreement to convert into shares of common stock all amounts due and owing to them resulting from loans and/or advances made to the Company. As a result of the issuance, the loans and/or advances made by Messrs. Clissold and Moulton to the Company through May 15, 2005, and all accrued interest thereon, were deemed to be paid in full. The shares were valued at $0.1935 per share for total consideration of $64,500

(2) In October 2006 the Company issued an aggregate of approximately 12,342,239 shares of common stock as consideration for the acquisition of Medacure International, Inc.

(3) During the years ended December 31, 2007 and 2006 the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at December 31, 2007, including accrued interest, is $77,885.

(4) On December 15, 2007, the Company issued 1,000,000 shares of its common stock, valued at $1.01 per share, to The Dastrup Family Trust for services rendered to the Company. Lincoln M. Dastrup and Linda L. Dastrup are Trustees of The Dastrup Family trust. Mr. and Mrs. Dastrup and their five children are beneficiaries of the trust.

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

_________________
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

Audit Fees

The aggregate fees billed by our independent auditors of record, Moore & Associates, for professional services rendered for the quarterly reviews of our financial statements during 2006 and for the audit of our annual financial statements included in our report on Form 10-KSB for the year ended December 31, 2006 were approximately $9,131.00. The aggregate fees billed by our independent auditors of record, Moore & Associates, for professional services rendered for the quarterly reviews of our financial statements during 2007 and for the audit of our annual financial statements included in our report on Form 10-KSB for the year ended December 31, 2007 were approximately $6,000.00.

Audit Related Fees

For the fiscal years ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by Moore & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, there were no fees billed by Moore & Associates for tax compliance, tax advice and tax planning.

We do not use Moore & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Moore & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates' independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CuraTech Industries, Inc.

Dated: April 15, 2008	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lincoln M. Dastrup	President, Chief	April 15, 2008
Lincoln M. Dastrup	Executive Officer and
Chief Financial Officer

/s/ Jarom L. Dastrup	Director and Executive	April 15, 2008
Jarom L. Dastrup	Vice President

/s/ Linda L. Dastrup	Director and Treasurer	April 15, 2008
Linda L. Dastrup