Form 10-Q
period 2008-03-31
CuraTech Industries, Inc.
filed 2008-05-14
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number 000-51140

CuraTech Industries, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	87-0649332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

6337 Highland Drive, No. 1053
Salt Lake City, Utah 84121
(Address of principal executive offices)

Registrant’s telephone number: (801) 616-2355

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2008, there were 17,580,199 shares of the issuer’s common stock issued and outstanding.

CURATECH INDUSTRIES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets — As of March 31, 2008 (Unaudited)
	and December 31, 2007	5

	Statements of Operations for the Three Months
	Ended March 31, 2008 and 2007 (Unaudited)	6

	Statements of Cash Flows for the Three Months
	Ended March 31, 2008 and 2007 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	12

Item 4T.	Controls and Procedures	12

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The unaudited balance sheets of CuraTech Industries, Inc., a Nevada corporation (“CuraTech” or the “Company”) as of March 31, 2008 and December 31, 2007, the related unaudited statements of operations for the three month periods ended March 31, 2008 and March 31, 2007, the related unaudited statements of cash flows for the three month periods ended March 31, 2008 and March 31, 2007, and the notes to the unaudited financial statements follow. The financial statements have been prepared by CuraTech’s management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

The names “CuraTech”, “we”, “our” and “us” used in this report refer to CuraTech Industries, Inc.

CURATECH INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets - March 31, 2008 (Unaudited)
and December 31, 2007	5

Statements of Operations (Unaudited) for the Three Months
Ended March 31, 2008 and 2007	6

Statements of Cash Flows (Unaudited) for the Three Months
Ended March 31, 2008 and 2007	7

Notes to Financial Statements	8

CURATECH INDUSTRIES, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$173,590	$58,160
Note receivable - related party	74,005	74,005
Interest receivable - related party	5,360	3,880

Total Current Assets	252,955	136,045

FIXED ASSETS

Office equipment	6,811	6,811
Real estate	230,862	-
Accumulated depreciation	(1,702)	(1,362)

Total Fixed Assets	235,971	5,449

TOTAL ASSETS	$488,926	$141,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,825	$375

Total Current Liabilities	2,825	375

TOTAL LIABILITIES	2,825	375

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized;
$0.001 par value; 18,580,199 shares
shares issued and outstanding	18,580	18,580
Additional paid-in capital	4,335,213	4,335,213
Stock subscriptions receivable	(99,252)	(95,252)
Stock subscriptions payable	450,900	-
Accumulated deficit	(4,219,340)	(4,113,422)

Total Stockholders' Equity (Deficit)	486,101	145,119

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$488,926	$145,494

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Operations
(Unaudited)

			From Inception
	For the Three		on April 25,
	Months Ended		2006 Through
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	107,057	1,418,089	3,750,497
Depreciation	341	-	1,703

Total Operating Expenses	107,398	1,418,089	3,752,200

LOSS FROM OPERATIONS	(107,398)	(1,418,089)	(3,752,200)

OTHER EXPENSES

Impairment of assets	-	-	(472,500)
Interest income	1,480	155	5,360

Total Other Expenses	1,480	155	(467,140)

NET LOSS	$(105,918)	$(1,417,934)	$(4,219,340)

BASIC LOSS PER SHARE	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	18,580,199	15,742,693

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Cash Flow
(Unaudited)

			From Inception
			on April 25,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(105,918)	$(1,417,934)	$(4,113,422)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	340	243	1,702
Common stock issued for services	-	1,335,000	3,153,000
Impairment of assets	-	-	472,500
Services contributed by officers	-	7,000	7,000
Changes in operating assets and liabilities
Increase in interest receivable - related party	(1,480)	0	(5,360)
Increase in accounts payable	2,450	(6,147)	(2,463)

Net Cash Used by Operating Activities	(104,608)	(81,838)	(487,043)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for IRT investment	-	-	(150,000)
Cash paid for real estate	(230,862)	-	(230,862)

Net Cash Used by Investing Activities	(230,862)	-	(380,862)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	441,359	603,559
Cash received in acquisition	-	-	137,673
Cash received on note payable	-	-	5,288
Cash received on subscriptions receivable	-	-	73,998
Cash received on subscriptions payable	450,900	-	-
Cash paid on note receivable - related	-	(43,754)	-
Cash paid on note payable - related	-	-	(124,005)

Net Cash Provided by Financing Activities	450,900	397,605	696,513

NET DECREASE IN CASH	115,430	315,767	(171,392)

CASH AT BEGINNING OF PERIOD	58,160	29,443	-

CASH AT END OF PERIOD	$173,590	$345,210	$(171,392)

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$3,153,000
Services contributed by director	$-	$-	$7,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB of the Company. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Since the Company’s inception in April 2006, the Company has at various times made temporary loans to the Company’s Chief Executive Officer. The outstanding balance of these loans at March 31, 2008, is $74,005, plus $5,360 in accrued interest receivable..

NOTE 4 - AGREEMENT AND PLAN OF MERGER

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Recent Events

During the quarter ended March 31, 2008, the Company received $450,900 in gross offering proceeds for which the Company has agreed to issue 150,300 shares at $3.00 per share. The shares have not been issued yet. The Company anticipates issuing the shares in the second quarter ending June 30, 2008.

During the quarter ended March 31, 2008, the Company purchased a residential property in North Carolina for $230,862. The Company intends to use the property in its operations this year, and may seek to re-sell the property at some time during the next twelve months.

On or about May 7, 2008, the Dastrup Family Trust returned to the Company a total of 1,000,000 shares of the Company’s common stock that had been issued to The Dastrup Family Trust on December 15, 2007 for services rendered. The Dastrup Family Trust intended to rescind the earlier transaction by returning the shares. The 1,000,000 shares appear as being issued and outstanding in the financial statements included in this report. The shares will be treated as being returned to the Company during the second quarter ending June 30, 2008. Another shareholder who received 800,000 shares of the Company’s common stock for services rendered in December 2007 returned all 800,000 shares to the Company to rescind the transaction. The 800,000 shares do not appear as being outstanding in the Company’s financial statements included in this report.

Plan of Operation

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

We estimate that during the next 12 months we will need approximately $300,000 to establish our manufacturing facility, establish a sales and distribution network, commence production of the MedaCure product and begin selling activities. We anticipate that the source of the remaining funds needed will be from the private sale of securities and/or other financing activities conducted by our officers and directors.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007.

Revenues from continuing operations for the three month period ended March 31, 2008 were $-0- compared to $-0- for the three month period ended March 31, 2007. This lack of revenues was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year, and our revenue stream pertaining to the Medacure subsidiary has not yet been developed.

Total operating expenses for the three month period ended March 31, 2008 were $107,398, a decrease of $1,310,691 from the $1,418,089 of total operating expenses incurred in the three month period ended March 31, 2007. Nearly all of the operating expenses in both periods were classified as general and administrative expenses. The decrease is primarily due to the fact that during the three month period ended March 31, 2007, the Company issued 890,000 shares of its common stock for services rendered, at $1.50 per share, for an aggregate expense of $1,335,000. The Company had no similar expense in the three month period ended March 31, 2008. Other significant changes to general and administrative expenses in the two periods involved consulting fees and legal and professional expenses. Consulting fees totaled $14,200 in the three months ended March 31, 2008 compared to $28,300 in the three months ended March 31, 2007. Legal and professional expenses totaled $11,137 for the three months ended March 31, 2008, compared to $60,000 for the comparable period in 2007.

We reported a net loss of $105,918, or $0.01 per share, incurred during the three months ended March 31, 2008, which is $1,312,016 less than the $1,417,934 net loss, or $0.09 per share, incurred during the three months ended March 31, 2007. The reduced net loss is primarily attributed to the substantial reduction in general and administrative expenses incurred during the quarter ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, our current assets consisted of cash on hand of $173,590, a note receivable-related party of $74,005 and interest receivable of $5,360. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $500,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. There is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely. At the present time, the Company is attempting to raise additional funds through a private placement offering of the Company’s common stock. No one is obligated to purchase any additional shares in the offering.

At March 31, 2008, we had total assets of $488,926 and stockholders' equity of $486,101, compared to total assets of $136,045 and total stockholders' equity of $145,119 at December 31, 2007.

Net Operating Loss

We have accumulated approximately $231,000 of net operating loss carryforwards as of March 31, 2008, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2028. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4T.	Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 1A.	Risk Factors.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2008, the Company has not sold any shares of its common stock without registration under the Securities Act of 1933, except for the following:

(1) The Company received a total of $450,900 in gross offering proceeds from subscriptions receivable from three persons during the quarter ended March 31, 2008. The Company plans to issue 150,300 shares of its common stock at $3.00 per share to the subscribers. The shares will be issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D for transactions not involving any public offering. Each purchaser represented that he is acquiring the shares with investment intent, and the certificates representing the shares will be given a restricted legend. Each purchaser received a private placement memorandum prior to making his/her investment.

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

(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURATECH INDUSTRIES, INC.

Date: May 13, 2008	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer