Form 10-Q
period 2008-06-30
CuraTech Industries, Inc.
filed 2008-08-19
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2008, there were 18,580,199 shares of the issuer’s common stock issued and outstanding.

CURATECH INDUSTRIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The balance sheets of CuraTech Industries, Inc., a Nevada corporation (“CuraTech” or the “Company”) as of June 30, 2008 (unaudited) and December 31, 2007, the related unaudited statements of operations for the three and six month periods ended June 30, 2008 and June 30, 2007, the related unaudited statements of cash flows for the six month periods ended June 30, 2008 and June 30, 2007, and the notes to the unaudited financial statements follow. The financial statements have been prepared by CuraTech’s management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

The names “CuraTech”, “we”, “our” and “us” used in this report refer to CuraTech Industries, Inc.

CURATECH INDUSTRIES, INC.
(Formerly Jump’n Jax, Inc.)

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

CURATECH INDUSTRIES, INC.

CURATECH INDUSTRIES, INC.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$88,263	$58,160
Note receivable - related party	-	74,005
Interest receivable - related party	-	3,880

Total Current Assets	88,263	136,045

FIXED ASSETS

Office equipment	6,811	6,811
Real estate	230,862	-
Accumulated depreciation	(2,043)	(1,362)

Total Fixed Assets	235,630	5,449

TOTAL ASSETS	$323,893	$141,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,716	$375

Total Current Liabilities	8,716	375

TOTAL LIABILITIES	8,716	375

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized; $0.001 par value; 18,580,199 shares shares issued and outstanding	18,580	18,580
Additional paid-in capital	4,335,213	4,335,213
Stock subscriptions receivable	(99,252)	(95,252)
Stock subscriptions payable	450,900	-
Accumulated deficit	(4,390,264)	(4,113,422)

Total Stockholders' Equity (Deficit)	315,177	145,119

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$323,893	$145,494

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Operations
(Unaudited)

					From Inception
	For the Three		For the Six		on April 25,
	Months Ended		Months Ended		2006 Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	170,584	161,261	276,161	1,578,952	3,919,601
Depreciation	340	487	681	730	2,043

Total Operating Expenses	170,924	161,748	276,842	1,579,682	3,921,644

LOSS FROM OPERATIONS	(170,924)	(161,748)	(276,842)	(1,579,682)	(3,921,644)

OTHER EXPENSES

Impairment of assets	-	-	-	-	(472,500)
Interest income	-	-	-	-	3,880

Total Other Expenses	-	-	-	-	(468,620)

NET LOSS	$(170,924)	$(161,748)	$(276,842)	$(1,579,682)	$(4,390,264)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,580,199	15,912,387	18,580,199	15,742,693

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

			From Inception
			on April 25,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(276,842)	$(1,579,682)	$(4,390,264)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	681	730	2,042
Conversion of note receivable to officer salaries	77,885	-	77,885
Common stock issued for services	-	1,335,000	3,153,000
Impairment of assets	-	-	472,500
Services contributed by officers	-	7,000	7,000
Changes in operating assets and liabilities
Increase in accounts payable	8,341	1,795	(451)

Net Cash Used by Operating Activities	(189,935)	(235,157)	(678,288)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for IRT investment	-	-	(150,000)
Cash paid for real estate	(230,862)	-	(230,862)

Net Cash Used by Investing Activities	(230,862)	-	(380,862)

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	-	441,359	603,559
Cash received in acquisition	-	-	137,673
Cash received on note payable	-	-	5,288
Cash received on subscriptions receivable	-	-	73,998
Cash received on subscriptions payable	450,900	-	450,900
Cash paid on note receivable - related	-	(50,571)	-
Cash paid on note payable - related	-	(5,288)	(124,005)

Net Cash Provided by Financing Activities	450,900	385,500	1,147,413

NET DECREASE IN CASH	30,103	150,343	88,263

CASH AT BEGINNING OF PERIOD	58,160	29,443	-

CASH AT END OF PERIOD	$88,263	$179,786	$88,263

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$3,153,000
Services contributed by director	$-	$-	$7,000

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Notes to the Financial Statements (Continued)
June 30, 2008 and December 31, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB of the Company. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 3 -	AGREEMENT AND PLAN OF MERGER

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

Recent Events

During the six month period ended June 30, 2008, the Company received $450,900 in gross offering proceeds for which the Company has agreed to issue 150,300 shares at $3.00 per share. The shares have not been issued yet. The Company anticipates issuing the shares in the third quarter ending September 30, 2008.

During the six month period ended June 30, 2008, the Company purchased a residential property in North Carolina for $230,862. The Company intends to use the property in its operations this year, and may seek to re-sell the property at some time during the next twelve months.

On or about May 7, 2008, the Dastrup Family Trust agreed to return to the Company a total of 1,000,000 shares of the Company’s common stock that had been issued to The Dastrup Family Trust on December 15, 2007 for services rendered. The Dastrup Family Trust intended to rescind the earlier transaction by returning the shares. The 1,000,000 shares appear as being issued and outstanding in the financial statements included in this report. The shares will be treated as being returned to the Company during the third quarter ending September 30, 2008. Another shareholder who received 800,000 shares of the Company’s common stock for services rendered in December 2007 returned all 800,000 shares to the Company to rescind the transaction. The 800,000 shares do not appear as being outstanding in the Company’s financial statements included in this report.

During the quarter ended June 30, 2008, the Company agreed to pay its Chief Executive Officer a salary of $210,000 per year, beginning with the year ending December 31, 2008. The salary was agreed to be paid retroactively to the beginning of the year. As of June 30, 2008, the Company owed its Chief Executive Officer $1,891 in accrued wages.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

Revenues from continuing operations for the three months ended June 30, 2008 were $-0- compared to $-0- for the three month period ended June 30, 2007. This lack of revenues was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year, and our revenue stream pertaining to the Medacure subsidiary has not yet been developed.

Total operating expenses for the three month period ended June 30, 2008 were $170,924, an increase of $9,176 from the $161,748 of total operating expenses incurred in the three month period ended June 30, 2007. Nearly all of the operating expenses in both periods were classified as general and administrative expenses.

We reported a net loss of $170,924, or $0.01 per share, incurred during the three months ended June 30, 2008, which is $9,176 more than the $161,748 net loss, or $0.01 per share, incurred during the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues from continuing operations for the six month period ended June 30, 2008 were $-0- compared to $-0- for the six month period ended June 30, 2007. This lack of revenues was due primarily to the fact that we ceased our bounce house operations during the 2005 fiscal year, and our revenue stream pertaining to the Medacure subsidiary has not yet been developed.

Total operating expenses for the six month period ended June 30, 2008 were $276,842, a decrease of $1,302,840 from the $1,579,682 of total operating expenses incurred in the six month period ended June 30, 2007. Nearly all of the operating expenses in both periods were classified as general and administrative expenses. The decrease is primarily due to the fact that during the six month period ended June 30, 2007, the Company issued 890,000 shares of its common stock for services rendered, at $1.50 per share, for an aggregate expense of $1,335,000. The Company had no similar expense in the six month period ended June 30, 2008.

We reported a net loss of $276,842, or $0.01 per share, incurred during the six months ended June 30, 2008, which is $1,302,840 less than the $1,579,682 net loss, or $0.10 per share, incurred during the six months ended June 30, 2007. The reduced net loss is primarily attributed to the substantial reduction in general and administrative expenses incurred during the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, our current assets consisted of cash on hand of $88,263. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $500,000. Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses, we may have to rely on our directors, or on outside sources, to provide additional funds. However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. There is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely. At the present time, the Company is attempting to raise additional funds through a private placement offering of the Company’s common stock. No one is obligated to purchase any additional shares in the offering.

At June 30, 2008, we had total assets of $323,893 and stockholders' equity of $315,177, compared to total assets of $141,494 and total stockholders' equity of $145,119 at December 31, 2007.

Net Operating Loss

We have accumulated approximately $295,000 of net operating loss carryforwards as of June 30, 2008, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2028. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED ON FACTORS

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2008, the Company did not sell any shares of its common stock without registration under the Securities Act of 1933.

During the three month period ended March 31, 2008, the Company did not sell any shares of its common stock without registration under the Securities Act of 1933, except for the following:

➢
The Company received a total of $450,900 in gross offering proceeds from subscriptions receivable from three persons during the quarter ended March 31, 2008. The Company plans to issue 150,300 shares of its common stock at $3.00 per share to the subscribers during third quarter 2008. The shares will be issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D for transactions not involving any public offering. Each purchaser represented that he is acquiring the shares with investment intent, and the certificates representing the shares will be given a restricted legend. Each purchaser received a private placement memorandum prior to making his/her investment.

For information concerning other issuance of the Company’s common stock without registration under the Securities Act of 1933 since January 1, 2005, see the Company’s annual reports on Forms 10-K or 10-KSB and the Company’s quarterly reports on Form 10-Q and 10-QSB filed since January 1, 2005.

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

(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended June 30, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURATECH INDUSTRIES, INC.

Date: August 18, 2008	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer