Form 10KSB/A
period 2007-12-31
CuraTech Industries, Inc.
filed 2008-09-12
CIK 1302143

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

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

NOTE: The annual report is being amended for the following purposes:

1.
To correct disclosure under Item 8A Controls and Procedures concerning: (i) management’s evaluation of its disclosure controls and procedures; and (ii) management’s annual report on internal control over financial reporting; and

2.
To provide corrected certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.

CURATECH INDUSTRIES, INC.

TABLE OF CONTENTS

				Page

			PART I

Item	1	.	Description of Business	3

Item	2	.	Description of Property	12

Item	3	.	Legal Proceedings	12

Item	4	.	Submission of Matter to a Vote of Security Holders	12

			PART II

Item	5	.	Market for Common Equity and Related Stockholder Matters	12

Item	6	.	Management's Discussion and Analysis or Plan of Operation	14

Item	7	.	Financial Statements	19

Item	8	.	Changes in and Disagreements with Accountants on Accounting and
			Financial Disclosure	32

Item	8	A.	Controls and Procedures	32

Item	8	B	Other Information	32

			PART III

Item	9	.	Directors, Executive Officers, Promoters and Control Persons;
			Compliance with Section 16(a) of the Exchange Act	33

Item	10	.	Executive Compensation	35

Item	11	.	Security Ownership of Certain Beneficial Owners and Management
			and Related Stockholder Matters	37

Item	12	.	Certain Relationships and Related Transactions	38

Item	13	.	Exhibits	39

Item	14	.	Principal Accountant Fees and Services	40

			Signatures	41

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
CuraTech Industries, Inc.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CuraTech Industries, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, since inception on April 25, 2006 through December 31, 2006, and since inception on April 25, 2006 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moore & Associates Chartered

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

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2007	From Inception of the Development Stage on April 25, 2006 through December 31, 2006	From Inception of the Development Stage on April 25 2006, through December 31, 2007

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,535,307	108,133	3,643,440
Depreciation	1,362	-	1,362

Total Operating Expenses	3,536,669	108,133	3,644,802

LOSS FROM OPERATIONS	(3,536,669)	(108,133)	(3,644,802)

OTHER EXPENSES

Impairment of assets	-	(472,500)	(472,500)
Interest income	3,880	-	3,880

Total Other Expenses	3,880	(472,500)	(468,620)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,532,789)	$(580,633)	$(4,113,422)

BASIC LOSS PER COMMON SHARE	$(0.22)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING	16,344,890	8,901,594

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

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2007	From Inception of the Development Stage on April 25, 2006 through December 31, 2006	From Inception of the Development Stage on April 25, 2006 through December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,532,789)	$(580,633)	$(4,113,422)

Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of investments	-	472,500	472,500
Common stock issued for services	3,153,000	-	3,153,000
Services contributed by shareholders	7,000	-	7,000
Depreciation	1,362	-	1,362

Changes in operating assets and liabilities:

Increase in interest receivable -
related party	(3,880)	-	(3,880)
Decrease in accrued expenses	(5,288)	-	(5,288)
Increase in accounts payable	(955)	1,330	375

Net Cash Used by
Operating Activities	(381,550)	(106,803)	(488,353)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for IRT investment	-	(150,000)	(150,000)
Purchase of fixed assets	-	-	-

Net Cash Used by
Investing Activities	-	(150,000)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	442,859	160,700	603,559
Cash received in acquisition	-	137,673	137,673
Cash received for note payable	-	5,288	5,288
Cash received on subscriptions receivable	23,998	-	73,998
Cash paid on note payable, related party	(56,590)	(17,415)	(124,005)

Net Cash Provided by
Financing Activities	410,267	286,246	696,513

NET INCREASE IN CASH	28,717	29,443	58,160

CASH AT BEGINNING OF PERIOD	29,443	-	-

CASH AT END OF PERIOD	$58,160	$29,443	$58,160

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2007	From Inception of the Development Stage on April 25, 2006 through December 31, 2006	From Inception of the Development Stage on April 25 2006, through December 31, 2007

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued
for fixed assets	$322,500	$322,500	$322,500
Common stock issued for
services	$3,153,000	$-	$3,153,000

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$190,659	$42,172

Deferred tax liabilities:	-	-

Valuation allowance	(190,659)	(42,172)

Net deferred tax asset	$-	$-

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements (Continued)
December 31, 2007

NOTE1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Lincoln M. Dastrup, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure, for the following reason:

- we overlooked the inclusion of our management’s annual report on internal control over financial reporting in our initial annual report filed on Form 10-KSB for the year ended December 31, 2007, and as a result we determined that we had a material weakness in our ability to determine certain changes in the laws that affect our disclosure obligations.

We are developing a plan to ensure that we are aware of changes in the laws that affect our disclosure obligations, to ensure that all information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported accurately and timely. As of the date of this amended report, we have taken the following steps to address the material weakness in our disclosure controls and procedures:

1.	Before each report is prepared, we will review the Commission’s website, www.sec.gov, in an effort to determine any recent changes in the laws affecting our disclosure obligations; and
2.
As each report is prepared, we will discuss with our independent consultants who assist us in the preparation of the reports and financial statements included within the reports whether they are aware of any recent changes in the laws affecting our disclosure obligations.

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2007.

During the quarter ended December 31, 2007, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

Cash compensation

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiaries to the Company’s Chief Executive Officer and to any other officer, director or employee who received $100,000 or more during any of the last three fiscal years:

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation Awards				Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	Salary ($)	Bonus ($)	Other Annual Compen	Restricted Stock	Secur- ities Under-lying Options	LTIP Pay- outs	All Other Compen- sation
Lincoln
Dastrup(1)	12/31/07	$0	0	0	0	0	0	$1,010,000
Lincoln
Dastrup(2)	12/31/06	$17,800	0	0	0	0	0	0
Lane
Clissold(2)	12/31/06	$0	0	0	0	0	0	0
Lane
Clissold	12/31/05	$0	0	0	0	0	0	0
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
No

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

Name and Address	Number of Shares		Percent(1)
5% Beneficial Owners:
The Dastrup Family Trust	7,936,673	(2)	42.8%

Directors and Executive Officers:
Lincoln Dastrup	7,936,673	(3)	42.8%
Linda Dastrup	7,936,673	(4)	42.8%
Jarom Dastrup	1,986,667	(5)	10.7%

All directors and executive officers as a group	9,923,340	(6)	53.5%
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

CuraTech Industries, Inc.

Dated: September 11, 2008	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lincoln M. Dastrup	President, Chief	September 11, 2008
Lincoln M. Dastrup	Executive Officer and
Chief Financial Officer

/s/ Jarom L. Dastrup	Director and Executive	September 11, 2008
Jarom L. Dastrup	Vice President

/s/ Linda L. Dastrup	Director and Treasurer	September 11, 2008
Linda L. Dastrup