Form 10-K
period 2008-12-31
CuraTech Industries, Inc.
filed 2009-04-15
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 000-51140

CURATECH INDUSTRIES, INC.
(Name of registrant as specified in its charter)

Nevada	87-0649332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6337 Highland Drive, #1053, Salt Lake City, Utah 84121
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code.:  (801) 616-2355

Securities registered pursuant to Section 12(b) of the Exchange Act:

None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the voting and non-voting common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2008, the aggregate value of the voting and non-voting common equity held by non-affiliates was $5,314,115 based upon approximately 8,856,859 shares held by non-affiliates, and the average of the bid price and the asked price of $0.60 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 26, 2009
Common Stock, Par Value $0.001	17,580,199 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security  holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

CURATECH INDUSTRIES, INC.

TABLE OF CONTENTS

Page

PART I

PART I

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes statements that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended.  The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements.  The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

Item  1.      Business

Business Development

History

On March 3, 2000, the board of directors of our former parent corporation, Draco Holding Corporation, unanimously approved the formation of Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax")(“the Company”), as a wholly-owned subsidiary of Draco.  Jump'n Jax operated its business of leasing inflatable balloon bounce-houses for parties and outdoor activities in Southern Utah.

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

The immune system is a complex network of specialized organs, glands and cells that, when working properly, protect the body from pathogens such as virus, bacteria, fungus and other foreign tissues. The MedaCure supplement is based on the theory that certain chemicals found on the surface of the T4 lymphocyte (a “helper” white blood cell) attract pathogens. Activation of the T4 is critical to the activation of the immune response. Activation takes place when the T4 cell recognizes the antigen displayed by the invading pathogen. An antigen is the substance to which the body reacts by producing antibodies. The function of the T4 is to act as a control for the rest of the immune system. Once activated, the T4 cell produces immune proteins that in turn activate the “killer” cells. The T4 directs and coordinates these other killer cells of the immune system that do the actual killing of the specific antigen producing pathogen and protects the body. This is done by chemical signals passed from one cell to another or chemical signals released into the blood stream.

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

MedaCure’s supplement can be used by both humans and animals. In humans, it can be taken intraveneously (IV), sublingually, orally or by topical cream. IV application requires FDA approval, for which MedaCure has not yet applied. The Company has arranged for manufacturing its product in capsule form through a third party manufacturer.

Manufacturing

The Company has arranged for a third party manufacturer known as ProPac Labs to manufacture the Company’s product in capsule form.  The first 85,000 capsules were manufactured by the third party manufacturer for the Company in November 2008.  Another 700,000 capsules have been manufactured during 2009.

Warehousing

The company is now searching for a suitable warehouse location in Utah County, State of Utah in which to store the Company’s MedaCure product as it is manufactured.  The Company is searching for warehouse space of approximately 3,000 square feet.  The Company anticipates leasing the space from a third party once suitable warehouse space is located for the Company.

Marketing

The Company has not yet commenced sales of its MedaCure product.  The Company anticipates that sales of the MedaCure product may commence in the second quarter of 2009.

The Company plans to sell the MedaCure product to both the health and medical industries as well as the veterinarian industry. Initially, MedaCure will concentrate on the veterinary market in foreign countries and then in the U.S. The Company intends to use direct selling efforts through pharmaceutical sales personnel, exhibits, Internet web site, presentations at trade shows, scientific meetings, medical conferences, as well as through networks built up through existing product sales and distributor relationships. MedaCure is currently negotiating to establish a network of distributors to promote and market its product. At present, we are negotiating with two groups of potential distributors. The Company also intends to establish a collaboration and partnering programs that will focus on developing business alliances designed to generate sales, applications and marketing opportunities.

The Company's initial marketing strategy will focus on establishing distributors for a licensing fee. Those territories on which the Company will concentrate will include North America (which includes United States and Canada) and Mexico. As business warrants and funds are available, the Company intends to expand its marketing into South America, Europe and other parts of the world.

Intellectual Property and Patent Protection

MedaCure has filed a patent application relating to the MedaCure product with the U.S. Patent and Trademark Office.  The application is presently pending.  The Company intends to aggressively defend and expand its intellectual property and technology by pursuing patent and/or copyright protection in the future as deemed necessary. The Company also filed its PCT application for international protection in July 2008, and that application is pending. We intend to pursue comprehensive intellectual property coverage in the United States and in the most relevant foreign markets in anticipation of future commercialization opportunities. MedaCure also intends to rely on trade secrets, common law trademark rights and trademark registrations, and will continue to protect its intellectual property via non-disclosure agreements, license agreements and limited information distribution.

Facilities

The Company currently occupies office facilities in Salt Lake City, Utah consisting of approximately 500 square feet of office space. Management is presently looking for a warehouse facility, most likely in Utah County, Utah. Once it locates an appropriate warehouse facility, the Company will most likely move its principal offices to that location. Management believes that it will locate and secure an acceptable facility in the second or third quarters of 2009. It is estimated that the Company will need a facility of at least 3,000 square feet.

Employees

The Company presently has three full time employees and one consultant, but anticipates adding employees as it establishes its warehouse facility. The Company’s employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future. It is believed that MedaCure’s relationship with its employees is good.

Plan of Operations

In November 2008, we engaged a third party manufacturer to begin manufacturing the MedaCure product.  A total of 785,000 capsules have been manufactured to date. Our next priority will be to establish new facilities for our corporate headquarters and to warehouse the product. Management is seeking a 3,000 square foot facility that can be leased on a long-term basis. The facility will also handle shipping of product. We have not selected a final site, but we are searching for one in Utah County.

Contemporaneous with selecting the site for our headquarters and warehouse, we will be creating a distribution network that will focus on initiating a collaboration and partnering program and developing business alliances designed to generate sales, applications and marketing opportunities. At present, we are negotiating with two groups of potential distributors. We anticipate that during the next 12 months we will hire approximately 10-15 persons, 3-5 for administrative duties, and 7-10 for sales and marketing.

1.
We estimate that during the next 12 months we will need approximately $500,000 to establish our warehouse facility, establish a sales and distribution network, and begin selling activities. We anticipate that the source of these funds will be from the private sale of securities and/or other financing activities conducted by our officers and directors. We anticipate that we will be able to raise approximately $500,000 during 2009.

Competition

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

Research and Development

The Company has not incurred any research and development expenses in the fiscal years ended December 31, 2008 and 2007.  The Company has no present plans to incur research and development expenses in the current year.

Sources and Availability of Raw Materials

Raw materials used in the manufacturing of the MedaCure product are available from many sources.

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

Item  1A.     Risk Factors

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

MedaCure was recently formed and has only a very limited operating history. We estimate that we will need financing of approximately $500,000 during the next 12 months to proceed with our anticipated business activities. If we need to raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could have rights, preferences or privileges senior to those of our common stock. If we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. Without additional funding, we may not be able to achieve profitable operations, which would most likely have a material negative impact on our business and future prospects. There can be no assurance that we will be able to raise future capital on terms that will be reasonable and beneficial to us, or at all.

MedaCure has a limited operating history and has not recorded revenues or operating profits since its inception. Continuing losses may exhaust our capital resources and force us to discontinue operations.

MedaCure was incorporated in April 2006, has a limited operating history and has continually incurred net losses since inception. Jump’n Jax, Inc., now known as CuraTech Industries, Inc., has been in operation since March 2000, but has realized only nominal revenues in recent years and has a net stockholders’ equity of only $163,353 as of December 31, 2008. The potential for us to generate future profits depends on many factors, including the following:

•	our ability to secure adequate funding to complete research and development and to commercially market MedaCure’s product;

•	the size and timing of any future customer orders, milestone achievement, product delivery and customer acceptance, if required;
•	success in developing, maintaining and enhancing strategic relationships with potential customers;
•	our ability to protect our intellectual property;
•	actions by competitors towards the development and marketing of products that will compete directly with ours;
•	the costs of maintaining and expanding operations; and
•	our ability to attract and retain a qualified work force.

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

Certain government regulations concerning approval of MedaCure’s product may negatively impact our business following the acquisition of MedaCure.

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

We depend on the perceived initial demand for the MedaCure product in the U.S. and foreign markets in the treatment of animals. Therefore, our business is susceptible to downturns in the health and supplement industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

If we fail to keep up with changes affecting the MedaCure product and the markets that we will ultimately offer the product, we will become less competitive and thus adversely affect future financial performance.

In order to remain competitive and serve its potential effectively, we must respond on a timely and cost-efficient basis to changes in health and supplement products in general, industry standards and procedures and customer preferences. Management believes that to remain competitive, we will need to continuously develop new products and applications for existing products. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting to any changes in MedaCure’s product may have a material and adverse effect on our operating results.

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

Our future success depends in part on our ability to protect and preserve proprietary rights related to MedaCure’s product. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. Although we have not obtained any patents on our product yet, we are pursuing a patent application related to our Medacure product which is now pending.  We may in the future file for patent protection for our product and will also rely on trade secrets, common law trademark rights and trademark registrations. We will also employ confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

We may not be able to manage any future growth effectively, which could adversely affect our operations and financial performance.

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

Our common stock is quoted on the OTC Bulletin Board.  The price of our shares has been volatile, our shares are thinly traded, and liquidation of a person’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.

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

Trading in our shares is subject to certain "penny stock” regulation which could have a negative effect on the price of our shares in the public trading market.

Public trading of our common stock on the OTCBB is subject to certain provisions, commonly referred to as the penny stock rule, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

•	make a special suitability determination for purchasers of penny stocks;
•	receive the purchaser's written consent to the transaction prior to the purchase; and
•	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item  1B.   Unresolved Staff Comments

Not applicable.

Item  2.      Properties

In March of 2008 we purchased a residential property in North Carolina for the sum of $230,862. We intend to use this property as an east coast headquarters for our operations, or to sell the property for a profit, if the real estate market so dictates.  We currently occupy office facilities in Salt Lake City, Utah consisting of approximately 500 square feet of office space. Management is presently looking for a warehouse facility, most likely in Utah County, Utah. Once we locate an warehouse facility, we will most likely move our principal offices to that location. Management believes that we will locate and secure an acceptable facility in the second or third quarter 2009. It is estimated that we will need a facility of approximately 3,000 square feet.

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

PART II

Item  5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently included on the OTC Bulletin Board under the symbol “CUTC.OB”.  The shares are thinly traded and a limited market presently exists for the shares.  The following table describes, for the respective periods indicated, the prices of the Company common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  The quotations have been provided by market makers in common stock and/or Pink Sheets LLC.

Quarter ended	High bid	Low bid
March 31, 2007	$2.00	$1.65
June 30, 2007	$2.00	$1.50
September 30, 2007	$3.00	$1.70
December 31, 2007	$2.35	$0.51
March 31, 2008	$2.20	$1.25
June 30, 2008	$1.60	$0.50
September 30, 2008	$0.75	$0.28
December 31, 2008	$0.60	$0.29

Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock.”  Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a “penny stock.”  Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers of the Company’s common stock to sell their shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

As long as the penny stock regulations apply to the Company’s stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions.  Broker-dealers may be discouraged from effecting transactions in the Company’s stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company’s common stock, and impede the sale of the Company’s stock.

Stockholders

We have approximately 226 holders of record of our common stock as of March 26, 2009.  This number does not take into consideration stockholders whose shares are held by broker-dealers, financial institutions or other nominees.

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

Equity Compensation Plans

The Company has not approved any compensation plans under which equity securities of the Company are authorized for issuance.

Recent sales of unregistered securities

During the fiscal year ended December 31, 2008, the Company has not sold any shares of its common stock without registration under the Securities Act of 1933, except for the following:

During 2008, the Company received a total of $580,900 in cash from a total of seven investors for which the Company is obligated to issue 580,900 shares of its common stock.  The shares were sold at $1.00 per share.  As of December 31, 2008 the shares had not been issued.  The Company expects that certificates representing the shares sold in 2008 will be issued in second quarter 2009.

In each transaction, the shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D for a transaction not involving any public offering.  The certificates representing the shares will be given a restricted legend.

For information concerning sales of shares of the Company's common stock by the Company which were not registered under the Securities Act of 1933 during the fiscal years ended December 31, 2006 and December 31, 2007, please refer to the Company's annual reports on Form 10-KSB for the fiscal years ended December 31, 2006 and December 31, 2007, respectively, and to the Company’s quarterly reports on Form 10-QSB or 10-Q for the quarters ended March 31, 2006 and 2007, June 30, 2006 and 2007 and September 30, 2006 and 2007.

Item  6.      Selected Financial Data

A smaller reporting company is not required to provide the information specified by this item.

Item  7.      Management's Discussion and Analysis of Financial Condition and Reseults of Operations

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

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

Following the completion of the acquisition of MedaCure on October 26, 2006, we have become engaged in the developing and marketing of MedaCure’s health supplement that is believed to enhance and build-up the body’s natural immune system defenses in both humans and animals.  In November 2008, we engaged a third party manufacturer to begin manufacturing the MedaCure product.  A total of 785,000 capsules have been manufactured to date. Our next priority will be to establish new facilities for our corporate headquarters and to warehouse the product. Management is seeking a 3,000 square foot facility that can be leased on a long-term basis. The facility will also handle shipping of product. We have not selected a final site, but we are searching for one in Utah County.

Contemporaneous with selecting the site for our headquarters and warehouse, we will be creating a distribution network that will focus on initiating a collaboration and partnering program and developing business alliances designed to generate sales, applications and marketing opportunities. At present, we are negotiating with two groups of potential distributors. We anticipate that during the next 12 months we will hire approximately 10-15 persons, 3-5 for administrative duties, and 7-10 for sales and marketing.

We estimate that during the next 12 months we will need approximately $500,000 to establish our warehouse facility, establish a sales and distribution network, and begin selling activities. We anticipate that the source of these funds will be from the private sale of securities and/or other financing activities conducted by our officers and directors. We anticipate that we will be able to raise approximately $500,000 during 2009.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations

For Fiscal Years Ended December 31, 2007 and December 31, 2008.

Revenues

Revenues from continuing operations for the years ended December 31, 2008 and 2007 were both $-0-.  This lack of revenues was due primarily to the fact that our business pertaining to the Medacure subsidiary has not yet been sufficiently developed.  We anticipate that we will begin to generate revenues in the second quarter of 2009.

Expenses

Total operating expenses for the period ending December 31, 2007 were $558,666 which consisted of $245,937 of general and administrative expenses, $250,000 of officer compensation, $61,367 of consulting expenses and $1,362 in depreciation.  General and administrative expenses decreased $1,370,442 from the $1,616,379 of general and administrative expenses incurred during the fiscal year ended December 31, 2007, and consulting expenses decreased $1,857,561 from the $1,918,928 of consulting expenses incurred in the fiscal year ended December 31, 2007.  The decrease in general and administrative expenses is largely due to a charge of $3,153,000 for the issuance of 2,690,000 shares of the Company’s common stock for services rendered during the fiscal year ended December 31, 2007, with no similar expense incurred during the fiscal year ended December 31, 2008.  Lincoln Dastrup was paid a salary of $250,000 during the fiscal year ended December 31, 2008 compared to no salary paid to him during the fiscal year ended December 31, 2007.

Net Losses

We reported a net loss of $558,666, or $0.03 per share, for the year ended December 31, 2008, a decrease of $2,974,123 from the net loss of $3,532,789, or $0.22 per share, reported for the year ended December 31, 2007.  The decreases in net loss for the year ended December 31, 2008 was largely a result of the substantial decreases in general and administrative expenses and consulting expenses, as explained above, partially offset by a $250,000 increase in officer compensation paid in 2008.

Liquidity and Capital Resources

At December 31, 2008, we had cash on hand of $8,305, fixed assets of $4,087 and a real estate investment of $230,862. We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next thirty days.  We estimate that we will need approximately $500,000 for our business plan in the next 12 months.  Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses and/or we purchase additional equipment, we may have to rely on our directors, or on outside sources, to provide additional funds.  However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding.  Presently we are attempting to raise funds through a private placement of our shares of common stock.  We do not have any firm commitments from third parties to provide funding, and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At December 31, 2008, we had total assets of $243,254 and stockholders' equity of $163,353.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months.  The Company anticipates that it may need to raise approximately $500,000 from equity or debt financing arrangements to meet the Company’s expenses in the next twelve (12) months.  We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding will be available to us on acceptable terms. Although, our major shareholder or a company controlled by him would be the most likely source of new funding in the form of loans or equity placements in the near future, no commitments have been made for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

All of the Company’s liabilities are current liabilities due within the next year.

The Company expects to hire 10-15 employees in the next 12 months.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2008 or during the year ended December 31, 2007.  The Company has no current plans for capital expenditures.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $4,672,088 as of December 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes obtaining additional funding from the sale of our securities.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Net Operating Loss

We have accumulated approximately $1,030,046 of net operating loss carryforwards as of December 31, 2008, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  The carry-forwards expire in the year 2028. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Item  7A.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information specified by this item.

Item  8.      Financial Statements and Supplementary Data

Financial statements for the fiscal years ended December 31, 2008 and 2007 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with generally accepted accounting principles.  The aforementioned financial statements are included below.

CURATECH INDUSTRIES, INC.

FINANCIAL STATEMENTS

December 31, 2008

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CuraTech Industries, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of CuraTech Industries, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and since inception on April 25, 2006 through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CuraTech Industries, Inc. (a development stage company) as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and since inception on April 25, 2006 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 15, 2009

6490 West Desert Inn, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007
CURRENT ASSETS

Cash	$8,305	$58,160
Note receivable - related party	-	74,005
Interest receivable - related party	-	3,880

Total Current Assets	8,305	136,045

FIXED ASSETS, net	4,087	5,449

OTHER ASSETS

Real estate investment	230,862	-

Total Other Assets	230,862	-

TOTAL ASSETS	$243,254	$141,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$13,467	$375
Accrued officer salaries	66,434	-

Total Current Liabilities	79,901	375

TOTAL LIABILITIES	79,901	375

STOCKHOLDERS' EQUITY

Common stock: 25,000,000 shares authorized;
$0.001 par value; 16,780,199 and 18,580,199 shares
issued and outstanding, respectively	16,780	18,580
Additional paid-in capital	4,337,013	4,335,213
Stock subscriptions payable	580,900	-
Stock subscriptions receivable	(99,252)	(99,252)
Deficit accumulated during the development stage	(4,672,088)	(4,113,422)

Total Stockholders' Equity	163,353	141,119

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$243,254	$141,494

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			of the
			Development
			Stage on
	For the	For the	April 25 2006,
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	245,937	1,616,379	1,970,459
Consulting	61,367	1,918,928	1,980,285
Officer compensation	250,000	-	250,000
Depreciation	1,362	1,362	2,724

Total Operating Expenses	558,666	3,536,669	4,203,468

LOSS FROM OPERATIONS	(558,666)	(3,536,669)	(4,203,468)

OTHER INCOME (EXPENSES)

Impairment of assets	-	-	(472,500)
Interest income	-	3,880	3,880

Total Other Income (Expenses)	-	3,880	(468,620)

LOSS BEFORE INCOME TAXES	(558,666)	(3,532,789)	(4,672,088)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(558,666)	$(3,532,789)	$(4,672,088)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.22)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	17,680,199	16,344,890

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

						Deficit
						Accumulated
			Additional	Stock	Stock	During the
	Common Stock		Paid-In	Subscription	Subscription	Development
	Shares	Amount	Capital	Receivable	Payable	Stage	Total

Balance, at inception	-	$-	$-	$-	$-	$-	$-
on April 25, 2006

Common shares issued for cash	11,495,633	11,496	(796)	-	-	-	10,700

Common shares issued
pursuant to Asset Purchase
Agreement	578,000	578	457,280	-	-	-	457,858

Common shares issued for
cash	268,606	269	212,688	(55,000)	-	-	157,957

Recapitalization pursuant to
reverse merger	3,230,408	3,230	(2,061)	-	-	-	1,169

Increase in stock subscriptions
receivable	-	-	-	-	-	-	-

Net loss for the period from
inception on April 25, 2006
through December 31, 2006	-	-	-	-	-	(580,633)	(580,633)

Balance, December 31, 2006	15,572,647	15,573	667,111	(55,000)	-	(580,633)	47,051

Common shares issued for cash
at $1.50 per share	317,552	317	510,792	(68,250)	-	-	442,859

Common shares issued for
services at $1.50 per share	890,000	890	1,334,110	-	-	-	1,335,000

Common shares issued for
services at $1.01 per share	1,800,000	1,800	1,816,200	-	-	-	1,818,000

Cash received on subscriptions
receivable	-	-	-	23,998	-	-	23,998

Contributed services	-	-	7,000	-	-	-	7,000

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(3,532,789)	(3,532,789)

Balance, December 31, 2007	18,580,199	18,580	4,335,213	(99,252)	-	(4,113,422)	141,119

Cash received on stock
subscriptions payable	-	-	-	-	580,900	-	580,900

Common shares canceled	(1,800,000)	(1,800)	1,800	-	-	-	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(558,666)	(558,666)

Balance, December 31, 2008	16,780,199	$16,780	$4,337,013	$(99,252)	$580,900	$(4,672,088)	$163,353

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
	For the	For the	April 25 2006,
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(558,666)	$(3,532,789)	$(4,672,088)
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of investments	-	-	472,500
Common stock issued for services	-	3,153,000	3,153,000
Services contributed by shareholders	-	7,000	7,000
Depreciation	1,362	1,362	2,724
Changes in operating assets and liabilities:
Receivable related party	77,885	(60,470)	(50,000)
Accrued expenses	66,434	(5,288)	61,146
Accounts payable	13,092	(955)	13,467

Net Cash Used by
Operating Activities	(399,893)	(438,140)	(1,012,251)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investment	-	-	(150,000)
Purchase of real estate	(230,862)	-	(230,862)

Net Cash Used by
Investing Activities	(230,862)	-	(380,862)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received in acquisition	-	-	137,673
Cash received for note payable	-	-	5,288
Cash received on stock subscriptions payable	580,900	-	580,900
Cash received on subscriptions receivable	-	23,998	73,998
Common stock issued for cash	-	442,859	603,559

Net Cash Provided by
Financing Activities	580,900	466,857	1,401,418

NET INCREASE (DECREASE) IN CASH	(49,855)	28,717	8,305

CASH AT BEGINNING OF PERIOD	58,160	29,443	-

CASH AT END OF PERIOD	$8,305	$58,160	$8,305

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
	For the	For the	April 25 2006,
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued
for fixed assets	$-	$322,500	$322,500
Common stock issued for
services	$-	$3,153,000	$3,153,000

The accompanying notes are an integral part of these financial statements.

  CURATECH INDUSTRIES, INC.
  (A Development Stage Company)
  Notes to the Financial Statements
  December 31, 2008 and 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

d. Revenue Recognition

The Company earned zero revenues during the period ended December 31, 2008.  Appropriate revenue recognition principles will be established once revenue-generating operations commence.

e. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2008, the Company had net operating loss carry forwards of approximately $1,030,046 that may be offset against future taxable income through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

  CURATECH INDUSTRIES, INC.
  (A Development Stage Company)
  Notes to the Financial Statements
  December 31, 2008 and 2007

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

g. Provision for Taxes

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$405,440	$187,560
Deferred tax liabilities:	-	-
Valuation allowance	(405,440)	(187,560)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2008 and 2007 due to the following:

	2008		2007
Book loss	$	(217,880)	$(1,377,788)
Common stock issued for
services		-	1,232,400
Valuation allowance		217,880	145,388
Provision for income taxes		$-	$-
h. Fixed Assets

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on equipment is determined using the straight-line method over the estimated useful lives (usually between three and five years) of the assets.  The following is a summary of the Company’s major categories of fixed assets:

	2008	2007
Office equipment	$6,811	$6,811
Accumulated depreciation	(2,724)	(1,362)
Net fixed assets	$4,087	$5,449

Depreciation expense for was $1,362 and $1,362 for the years ended December 31, 2008 and 2007, respectively.

  CURATECH INDUSTRIES, INC.
  (A Development Stage Company)
  Notes to the Financial Statements
  December 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. The Company has no common stock equivalents outstanding as of December 31, 2008 and 2007.

	For the Years Ended
	December 31,
	2008	2007
Loss (numerator)	$(558,666)	$(3,532,789)
Shares (denominator)	18,602,663	16,344,890
Per share amount	$(0.03)	(0.22)

j.   Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008 and 2007.

k. Stock-based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accountingprinciples in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  CURATECH INDUSTRIES, INC.
  (A Development Stage Company)
  Notes to the Financial Statements
  December 31, 2008 and 2007

 NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

  CURATECH INDUSTRIES, INC.
  (A Development Stage Company)
  Notes to the Financial Statements
  December 31, 2008 and 2007

 NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

  CURATECH INDUSTRIES, INC.
  (A Development Stage Company)
  Notes to the Financial Statements
  December 31, 2008 and 2007

 NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 - COMMON STOCK TRANSACTIONS

On April 28, 2006, the Company issued an aggregate of 11,495,633 shares of common stock to various individuals, each of whom was an officer and/or director of the Company on the date of issuance, in exchange for an aggregate of $10,700 in cash.

On May 12, 2006, the Company issued an aggregate of 578,000 shares of common stock to two unrelated individuals, as partial payment for Immune Response Therapy assets.

On May 15, 2006, the Company issued 268,606 shares of common stock to an unrelated third party in exchange for $150,000 in cash.  Of this amount, $55,000 remained uncollected as of December 31, 2008, and has been recorded as stock subscriptions receivable.

During the year ended December 31, 2007 the Company issued 317,552 shares of common stock for cash and subscriptions receivable at $1.50 per share.  In addition, the Company issued 1,800,000 shares of common stock for services rendered at $1.01 per share.

During the year ended December 31, 2008, the Company received a total of $580,900 in cash for which the Company is to issue common stock at $1.00 per share, at such time as the private placement can be finalized and the shares appropriately authorized.  In addition, the Company cancelled 1,800,000 previously issued shares of common stock.

NOTE 5 - REAL ESTATE INVESTMENT

During the first quarter of 2008 the Company purchased a residential property in North Carolina for $230,862.  Management’s goal is to sell this property for a profit in 2009.

  CURATECH INDUSTRIES, INC.
  (A Development Stage Company)
  Notes to the Financial Statements
  December 31, 2008 and 2007

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

To the date of these financial statements, the Company has yet to realize significant revenues from the utilization of the IRT assets.  The Company’s management continues to focus its business strategy on the utilization of the IRT assets.  However, due to the fact that no significant revenues have been generated from the IRT assets, the Company fully impaired the IRT assets during the year ended December 31, 2006.  Accordingly, the Company recognized an asset impairment expense of $472,500 during the period ended December 31, 2006, and carries a zero balance on the IRT assets as of December 31, 2008.

  CURATECH INDUSTRIES, INC.
  (A Development Stage Company)
  Notes to the Financial Statements
  December 31, 2008 and 2007
NOTE 8 - RELATED PARTY TRANSACTIONS

During 2008, the Company converted cash advances to an officer of $74,005 plus accrued interest of $3,880 into compensation expense, pursuant to the officer’s employment agreement.

Prior to 2008, the Company’s officers contributed their services without compensation. The Company recorded an expense of $7,000 for these services during the year ended December 31, 2007.

NOTE 9 – SUBSEQUENT EVENTS

On March 31, 2009, the Company issued 50,000 shares of common stock at $0.32 per share to a third party as compensation for consultation services rendered in the amount of $16,000.

Item  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.     Controls and Procedures

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, Lincoln M. Dastrup, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework.  Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2008.

During the quarter ended December 31, 2008, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Item  9B.     Other Information

Not applicable.
PART III

Item  10.     Directors, Executive Officers and Corporate Governance

Identification of directors and executive officers

The following persons serve as directors and executive officers of the Company as of December 31, 2008.

Name	Age	Position
Lincoln Dastrup	54	CEO, CFO and Director
Jarom Dastrup	29	Executive Vice President, Secretary and Director
Linda L. Dastrup	50	Treasurer and Director

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

(2) was convicted in a criminal proceeding or named subject to a -pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, him from or otherwise limiting his involvement in the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Commission, or an associated person of any of the foregoing, or as an investment adviser,  underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or funding by the Commission has not been subsequently reversed, suspended, or vacated; or

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Section 16(a) beneficial ownership reporting compliance

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) during its most recent fiscal year, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting  Person") that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) during the most recent fiscal year.

Code of Ethics

We have recently adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics is attached to this Annual Report as Exhibit 14.1.

Audit Committee and Financial Expert

At the present time, our Board of Directors serves as our audit committee.  We do not presently have a financial expert on our Board of Directors.  None of our directors is independent.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions. Due to the Company's size, it is difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors.  Therefore, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

Other Committees

We presently do not have a compensation committee, executive committee of our Board of Directors, stock plan committee or any other committees.

Item  11.     Executive Compensation

Cash Compensation

The following table shows compensation earned during fiscal 2008 and 2007 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE

						All
Name and						Other
Principal	Fiscal	Salary	Bonus	Stock		Compen-
Position	Year	($)	($)	Awards		sation	Total
Lincoln
Dastrup	12/31/08	$250,000	$0	0		0	$250,000
CEO
Lincoln
Dastrup(1)	12/31/07	$0	$0	$1,010,000	(1)	0	$1,010,000
CEO
________________
(1) The Company issued 1,000,000 shares of its common stock, valued at $1.01 per share, to The Dastrup Family Trust in 2007 for services rendered.  In 2008, the Dastrup Family Trust returned all 1,000,000 shares to the Company’s stock transfer agent to be canceled, for no consideration.  The 1,000,000 shares were canceled in 2008.

Columns have been omitted from the Summary Compensation Table above for option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the fiscal years ended December 31, 2008 or 2007.  Except as described above, no other officers or directors were paid any salaries or compensation during the years ended December 31, 2008 or 2007.  Further, no member of the Company’s management has been granted any option or stock appreciation rights.  Accordingly, no tables relating to such items have been included within this Item 11.

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

Compensation pursuant to plans; pension table

There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors, except as described above.  None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future.  Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

Other compensation

None.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors.  Each of the directors of the Company also serves as an officer of the Company.

Compensation Committee Report

The Company has no compensation Committee, and the function of the compensation committee is handled by the Board of Directors.  Each of the directors of the Company also serves as an officer of the Company.  The Board of Directors approved the compensation paid to Lincoln Dastrup in 2008.

Item  12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent (5.0%) of the Company’s common stock and of the share holdings of the Company’s directors and executive officers as of March 26, 2009.  Each of these persons has sole investment and sole voting power over the shares indicated, except as otherwise described below.  Percentages are based on 17,580,199 shares issued and outstanding.

Name and Address	Number of Shares		Percent(1)
5% Beneficial Owners:
The Dastrup Family Trust	6,936,673	(2)	39.4%

Directors and Executive Officers:
Lincoln Dastrup	6,936,673	(3)	39.4%
Linda Dastrup	6,936,673	(4)	39.4%
Jarom Dastrup	1,986,667	(5)	11.3%

All directors and executive officers as a group	8,923,340	(6)	50.8%
(3 persons)

____________
(1)
Percentage ownership is based on 17,580,199 shares outstanding. Percentage is calculated for each individual listed based upon their beneficial ownership of shares, although ownership may be shared with others, such as the Dastrup Family Trust.

(2)	The Dastrup Family Trust is a family trust of which Lincoln Dastrup and Linda Dastrup are the trustees with voting and dispositive power over the trust.
(3)	Mr. Dastrup’s shares are held in the name of The Dastrup Family Trust, of which Mr. Dastrup is a trustee and, as indicated above, and which holds 6,936,673 shares.
(4)	Mrs. Dastrup’s shares are held in the name of The Dastrup Family Trust, of which Mrs. Dastrup is a trustee and, as indicated above, and which holds 6,936,673 shares.
(5)	Amount shown includes 886,667 shares that are owned by Vastmann Investment Partners, LLC, of which Jarom Dastrup owns a one-third interest, and over which he has voting and dispositive control.
(6)
Amount shown represents the holdings of The Dastrup Family Trust, of which Lincoln Dastrup and Linda Dastrup are trustees, Jarom Dastrup and Vastmann Investment Partners, LLC that is one-third owned by Jarom Dastrup.

All common shares held by the officers, directors and principal shareholders listed above are restricted or control securities and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum six months holding period has been met.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans that have been approved by the Company’s security holders or the Board of Directors.  There presently are no securities authorized for issuance under any equity compensation plans.  There are no outstanding options, warrants or rights to acquire securities of the Company.

Item  13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with management and others

During the past two fiscal years of the Company, and since then, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a director or indirect material interest, except for the following:

(1) During the years ended December 31, 2008 and 2007 the Company has at various times made temporary loans and/or advances to the Company’s Chief Executive Officer.  During 2008, the Company converted cash advances to an officer of $74,005 plus accrued interest of $3,880 into compensation expense, pursuant to the officer’s employment agreement.

(2) On December 15, 2007, the Company issued 1,000,000 shares of its common stock, valued at $1.01 per share, to The Dastrup Family Trust for services rendered to the Company.  Lincoln M. Dastrup and Linda L. Dastrup are Trustees of The Dastrup Family trust.  Mr. and Mrs. Dastrup and their five children are beneficiaries of the trust.  During 2008, The Dastrup Family Trust returned all 1,000,000 shares to the Company for cancellation, for no consideration.

(3) Prior to 2008, the Company’s officers contributed their services without compensation.  The Company recorded an expense of $7,000 for these services during the year ended December 31, 2007.

No other related party transactions are presently proposed.

Conflicts of Interest

Our public stockholders should be aware of the following potential conflicts of interest.  Our officers and directors are not required to commit their full time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors reviews, and must approve any related person transactions before such transactions are engaged in by the Company.  A related person means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is know to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owners; and any firm, corporation, or other equity in which any of the foregoing persons is employed or is a general partner or principal or is a similar position or in which such person has a 5% or greater beneficial ownership interest.  Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.  The board of directors may approve only those related person transactions that are in, or are not inconsistent with the best interests of us and of our stockholders, as the board of directors determines in good faith.  At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months.  The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

Independence of Directors

The Company currently does not have, and is not required to have, a majority of independent directors.  Should the company decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange.  Our present directors are not independent because each of them currently serves as an officer of the Company.

Item 14.      Principal Accounting Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors of record, Moore & Associates, for professional services rendered for the quarterly reviews of our financial statements during 2008 and for the audit of our annual financial statements included in our report on Form 10-K for the year ended December 31, 2008 were approximately $13,125.  The aggregate fees billed by our independent auditors of record, Moore & Associates, for professional services rendered for the quarterly reviews of our financial statements during 2007 and for the audit of our annual financial statements included in our report on Form 10-KSB for the year ended December 31, 2007 were approximately $6,000.00.

Audit Related Fees

For the fiscal years ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by Moore & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, there were no fees billed by Moore & Associates for tax compliance, tax advice and tax planning.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Board of Directors serves as our audit committee.  The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

Item  15.     Exhibits and Financial Statement Schedules

1.           Financial Statements:

2.           Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.           Exhibits:

The following Exhibits are filed as part of this report.

Exhibit No.	Exhibit Name

2.1(1)	Agreement and Plan of Merger by and among Jump’n Jax, Inc., CuraTech Acquisitions, Inc. and MedaCure International, Inc., including Addendum
3.1(2)	Articles of Incorporation
3.2(2)	By-Laws
14.1	Code of Ethids
21.1(3)	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Summaries of all exhibits contained within this report are modified in their entirety by reference to these exhibits.

_________________
(1)	Exhibit 2.1 is incorporated by reference from the Company’s Form 8-K Current Report filed June 22, 2006 as Exhibit 2.1
(2)	Exhibit 3.1 and 3.2 are incorporated by reference from the Company’s SB-2 Registration Statement filed September 9, 2004 as Exhibits 3.1 and 3.2
(3)	Exhibit 21.2 is incorporated by reference from the Company’s Form 8-K Current Report filed December 21, 2006

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CuraTech Industries, Inc.

Dated: April 15, 2009	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lincoln M. Dastrup	President, Chief	April 15, 2009
Lincoln M. Dastrup	Executive Officer and Chief Financial Officer

/s/ Jarom L. Dastrup	Director and Treasurer	April 15, 2009
Jarom L. Dastrup

/s/ Linda L. Dastrup	Director and Treasurer	April 15, 2009
Linda L. Dastrup