Form 10-Q
period 2009-03-31
CuraTech Industries, Inc.
filed 2009-05-20
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to____________

Commission file number 000-51140

CuraTech Industries, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	87-0649332
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

6337 Highland Drive, No. 1053
Salt Lake City, Utah 84121
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (801) 616-2355

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2009, there were 17,461,099 shares of the issuer’s common stock issued and outstanding, which included 16,780,199 shares outstanding and stock subscriptions payable for an additional 680,900 shares.

CURATECH INDUSTRIES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The balance sheets of CuraTech Industries, Inc., a Nevada corporation (“CuraTech” or the “Company”) as of March 31, 2009 (unaudited) and December 31, 2008, the related unaudited statements of operations for the three month periods ended March 31, 2009 and March 31, 2008, the related unaudited statements of cash flows for the three month periods ended March 31, 2009 and March 31, 2008, and the notes to the unaudited financial statements follow.  The financial statements have been prepared by CuraTech’s management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The names “CuraTech”, “we”, “our” and “us” used in this report refer to CuraTech Industries, Inc.

CURATECH INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets – March 31, 2009 (Unaudited)
and December 31, 2008	5

Statements of Operations (Unaudited) for the Three Months
Ended March 31, 2009 and 2008	6

Statements of Cash Flows (Unaudited) for the Three Months
Ended March 31, 2009 and 2008	7

Notes to Financial Statements	8

CURATECH INDUSTRIES, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash	$55,842	$8,305
Note receivable	200,000	-
Interest receivable	1,979	-

Total Current Assets	257,821	8,305

FIXED ASSETS, Net	3,747	4,087

OTHER ASSETS

Real estate investment	230,862	230,862

Total Other Assets	230,862	230,862

TOTAL ASSETS	$492,430	$243,254

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$14,927	$13,467
Accrued officer salaries	102,077	66,434
Notes payable - related party	191,500	-
Notes payable	60,000	-
Accrued interest payable - related party	1,213	-
Accrued interest payable	800	-

Total Current Liabilities	370,517	79,901

TOTAL LIABILITIES	370,517	79,901

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 25,000,000 shares authorized;
$0.001 par value; 16,780,199 shares issued
and outstanding	16,780	16,780
Additional paid-in capital	4,337,013	4,337,013
Stock subscriptions receivable	(99,252)	(99,252)
Stock subscriptions payable	680,900	580,900
Accumulated deficit	(4,813,528)	(4,672,088)

Total Stockholders' Equity (Deficit)	121,913	163,353

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$492,430	$243,254

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Operations
(Unaudited)

			From Inception
	For the Three		on April 25,
	Months Ended		2006 Through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	42,047	106,207	2,012,506
Consulting	36,518	850	2,016,803
Officer compensation	62,500	0	312,500
Depreciation	341	341	3,065

Total Operating Expenses	141,406	107,398	4,344,874

LOSS FROM OPERATIONS	(141,406)	(107,398)	(4,344,874)

OTHER EXPENSES

Impairment of assets	-	-	(472,500)
Interest expense	(2,013)	-	(2,013)
Interest income	1,979	1,480	5,859

Total Other Expenses	(34)	1,480	(468,654)

NET LOSS	$(141,440)	$(105,918)	$(4,813,528)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	16,780,199	18,580,199

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Statements of Cash Flows
(Unaudited)

			From Inception
			on April 25,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(141,440)	$(105,918)	$(4,813,528)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	340	340	3,064
Common stock issued for services	-	-	3,153,000
Impairment of assets	-	-	472,500
Services contributed by officers	-	-	7,000
Changes in operating assets and liabilities
Increase in receivable - related party	(1,979)	(1,480)	(51,979)
Increase in accrued expenses - related parties	36,856	0	36,856
Increase in accounts payable and accrued expenses	2,260	2,450	76,873

Net Cash Used by Operating Activities	(103,963)	(104,608)	(1,116,214)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investment	-	-	(150,000)
Cash paid for real estate	-	(230,862)	(230,862)

Net Cash Used by Investing Activities	-	(230,862)	(380,862)

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	-	-	603,559
Cash received in acquisition	-	-	137,673
Cash received on note payable	60,000	-	65,288
Cash received on note payable - related	191,500	-	191,500
Cash paid on notes receivable	(200,000)	-	(200,000)
Cash received on subscriptions receivable	-	-	73,998
Cash received on subscriptions payable	100,000	450,900	680,900

Net Cash Provided by Financing Activities	151,500	450,900	1,552,918

NET DECREASE IN CASH	47,537	115,430	55,842

CASH AT BEGINNING OF PERIOD	8,305	58,160	-

CASH AT END OF PERIOD	$55,842	$173,590	$55,842

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$3,153,000
Services contributed by director	$-	$-	$7,000

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
Notes to the Financial Statements (Continued)
March 31, 2009 and December 31, 2008

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto  included in its December 31, 2008 Annual Report on Form 10-KSB of the Company.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 4 -	SIGNIFICANT EVENTS

Equity Activity – During the three months ended March 31, 2009 the Company received $100,000 from various investors in exchange for 100,000 shares of common stock at $1.00 per share.  As of March 31, 2009 the shares have not been issued; therefore, this amount has been recorded as stock subscriptions payable in the Company’s financial statements.

CURATECH INDUSTRIES, INC.
Notes to the Financial Statements (Continued)
March 31, 2009 and December 31, 2008

NOTE 4 -	SIGNIFICANT EVENTS (Continued)

Notes Payable – Related Party – During the three months ended March 31, 2009, the Company received a total of $221,500 in cash from related parties.  These amounts have been recorded as notes payable – related parties.  Each note is unsecured, bears interest at a rate of 8.0% per annum, and is due on demand.  As of March 31, 2009 the Company had made payments on these notes amounting to $30,000.  Accrued interest payable on these notes totaled $2,013 as of March 31, 2009.

Notes Receivable – During the three months ended March 31, 2009, the Company loaned a total of $200,000 to various unrelated entities.  These amounts have been recorded as notes receivable in these financial statements.  The notes are unsecured, bear interest at a rate of 9.5% per annum, and are due on demand.  The Company recorded $1,979 in interest income on these notes during the three months ended March 31, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Recent Events

During the quarter ended March 31, 2009, the Company received $100,000 in gross offering proceeds for which the Company has agreed to issue 100,000 shares at $1.00 per share.  The shares have not been issued yet.  The Company anticipates issuing the shares in the second quarter ending June 30, 2009.

Plan of Operation

Following the completion of the acquisition of MedaCure on October 26, 2006, we have become engaged in the developing and marketing of MedaCure’s health supplement that is believed to enhance and build-up the body’s natural immune system defenses in both humans and animals.  In November 2008, we engaged a third party manufacturer to begin manufacturing the MedaCure product.  A total of 785,000 capsules have been manufactured to date. Our next priority will be to establish new facilities for our corporate headquarters and to warehouse the product. Management is seeking a 3,000 square foot facility that can be leased on a long-term basis. The facility will also handle shipping of product. We have not selected a final site, but we are searching for one in Utah County, Utah.

Contemporaneous with selecting the site for our headquarters and warehouse, we will be creating a distribution network that will focus on initiating a collaboration and partnering program and developing business alliances designed to generate sales, applications and marketing opportunities. At present, we are negotiating with two groups of potential distributors.  We anticipate that during the next 12 months we will hire approximately 10-15 persons, 3-5 for administrative duties, sand 7-10 for sales and marketing.

We estimate that during the next 12 months we will need approximately $500,000 to establish our headquarters/warehouse facility, establish a sales and distribution network, and begin selling activities.  We anticipate that the source of the remaining funds needed will be from the private sale of securities and/or other financing activities conducted by our officers and directors.  We hope to raise approximately $500,000 during 2009, although there presently are no commitments for funds, and we cannot offer any assurance that we will be able to raise such funds on terms acceptable to the Company.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations - Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008.

Revenues

Revenues from continuing operations for the three month period ended March 31, 2009 were $-0- compared to $-0- for the three month period ended March 31, 2008.  This lack of revenues was due primarily to the fact that we have not yet commenced sales of our MedaCure product.  We anticipate such sales may begin as early as second quarter 2009.

Expenses

Total operating expenses for the three month period ended March 31, 2009 were $141,406, an increase of $34,008 from the $107,398 of total operating expenses incurred in the three month period ended March 31, 2008.  General and administrative expenses for the three month period ended March 31, 2009 were $42,047, a decrease of $64,160 from the $106,207 of general and administration expenses incurred during the three months ended March 31, 2008. Consulting expenses totaled $36,518 in the three months ended March 31, 2009, an increase of $35,668 from the $850 of consulting expenses incurred in the three months ended March 31, 2008.  Officer compensation totaled $62,500 in the three months ended March 31, 2009 compared to $-0- in the three months ended March 31, 2008.  The Company anticipates that general and administrative expenses and consulting expenses will increase in the future as the Company’s sales activities commence.  The Company anticipates that officer compensation should remain at the current level for the rest of 2009.

Net Loss

We reported a net loss of $141,440, or $0.01 per share for the three months ended March 31, 2009, which is $35,522 more than the $105,918 net loss, or $0.01 per share, incurred during the three months ended March 31, 2008.  The increased net loss is primarily attributed to the significant increase in consulting expense and officer compensation during the later period partially offset by a substantial reduction in general and administrative expenses incurred during the quarter ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, our current assets consisted of cash on hand of $55,842, a note receivable of $200,000 and interest receivable of $1,979.  We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $500,000.  Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses, we may have to rely on our directors, or on outside sources, to provide additional funds.  However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. There is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.  At the present time, the Company is attempting to raise additional funds through a private placement offering of the Company’s common stock.  No one is obligated to purchase any additional shares in the offering.

At March 31, 2009, we had total assets of $492,430 and stockholders' equity of $121,913, compared to total assets of $243,254 and total stockholders' equity of $163,353 at December 31, 2008.

All of the Company’s liabilities of $370,517 as of March 31, 2009 are current liabilities due within the next year, and primarily consist of $191,500 in notes payable related party, $102,077 accrued officer salaries and $60,000 in notes payable.

The Company expects to hire 10-15 employees in the next 12 months.

Capital Expenditures

The Company expended no amounts on capital expenditures during the three months ended March 31, 2009.  The Company has no current plans for capital expenditures.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $4,813,528 as of March 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes obtaining additional funding from the sale of our securities.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Net Operating Loss

We have accumulated approximately $1,030,046 of net operating loss carryforwards as of March 31, 2009, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  The carry-forwards expire in the year 2029. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 4.   Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2009.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.   Risk Factors.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2009, the Company has not sold any shares of its common stock without registration under the Securities Act of 1933, except for the following:

(1)  The Company received a total of $100,000 in gross offering proceeds from subscriptions receivable from one person during the quarter ended March 31, 2009.  The Company plans to issue 100,000 shares of its common stock at $1.00 per share to the subscriber.  The shares will be issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D for transactions not involving any public offering.  The purchaser represented that he is acquiring the shares with investment intent, and the certificate representing the shares will be given a restricted legend.  The purchaser received a private placement memorandum prior to making his/her investment.

For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2005.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits.

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

CURATECH INDUSTRIES, INC.

Date: May 15, 2009	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer