Form 10-Q
period 2009-06-30
CuraTech Industries, Inc.
filed 2009-12-10
CIK 1302143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐ No ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 10, 2009, there were 17,146,699 shares of the issuer’s common stock issued and outstanding.  There were also stock subscriptions payable for an additional 505,400 shares as of that date.

CURATECH INDUSTRIES, INC.
FORM 10-Q

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets — As of June 30, 2009 (Unaudited)
and December 31, 2008	5

Condensed Consolidated Statements of Operations for the Three and Six Months
Ended June 30, 2009 and 2008, and for the period from inception on April 25, 2006
through June 30, 2009 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2009 and 2008 and for the period from inception on April 25, 2006
through June 30, 2009 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	13

Item 4. Controls and Procedures	13

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	13

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The condensed consolidated balance sheets of CuraTech Industries, Inc., a Nevada corporation (“CuraTech” or the “Company”) as of June 30, 2009 (unaudited) and December 31, 2008, the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and June 30, 2008 and for the period from inception on April 25, 2006 through June 30, 2009, the related unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2009 and June 30, 2008 and for the period from inception on April 25, 2006 through June 30, 2009, and the notes to the unaudited condensed consolidated financial statements follow.  The financial statements have been prepared by CuraTech’s management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The names “CuraTech”, “we”, “our” and “us” used in this report refer to CuraTech Industries, Inc.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009

CURATECH INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets – June 30, 2009 (Unaudited)
and December 31, 2008	5

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months
Ended June 30, 2009 and 2008, and for the period from inception on April 25, 2006 through
June 30, 2009	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
Ended June 30, 2009 and 2008, and for the period from inception on April 25, 2006 through
June 30, 2009	7

Notes to the Unaudited Condensed Consolidated Financial Statements	8

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$8,314	$8,305
Note receivable	200,000	-
Interest receivable	4,979	-

Total Current Assets	213,293	8,305

FIXED ASSETS, Net	3,406	4,087

OTHER ASSETS

Real estate investment	230,862	230,862

Total Other Assets	230,862	230,862

TOTAL ASSETS	$447,561	$243,254

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$51,027	$13,467
Accrued officer salaries	87,562	66,434
Notes payable - related party	251,500	-
Notes payable	40,000	-
Accrued interest payable - related party	2,013	-
Accrued interest payable	1,600	-

Total Current Liabilities	433,702	79,901

TOTAL LIABILITIES	433,702	79,901

STOCKHOLDERS' EQUITY

Common stock: 25,000,000 shares authorized;
$0.001 par value; 16,780,199 shares issued
and outstanding	16,780	16,780
Additional paid-in capital	4,337,013	4,337,013
Stock subscriptions receivable	(99,252)	(99,252)
Stock subscriptions payable	703,900	580,900
Accumulated deficit	(4,944,582)	(4,672,088)

Total Stockholders' Equity	13,859	163,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$447,561	$243,254

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
	For the Three		For the Six		on April 25,
	Months Ended		Months Ended		2006 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	52,953	50,533	95,001	155,261	2,065,459
Consulting	16,660	15,050	53,178	15,900	2,033,463
Officer compensation	62,500	105,000	125,000	105,000	375,000
Depreciation	341	341	681	681	3,406

Total Operating Expenses	132,454	170,924	273,860	276,842	4,477,328

LOSS FROM OPERATIONS	(132,454)	(170,924)	(273,860)	(276,842)	(4,477,328)

OTHER INCOME (EXPENSES)

Impairment of assets	-	-	-	-	(472,500)
Interest expense	(1,600)	-	(3,613)	-	(3,613)
Interest income	3,000	-	4,979	-	8,859

Total Other Income (Expenses)	1,400	-	1,366	-	(467,254)

NET LOSS	$(131,054)	$(170,924)	$(272,494)	$(276,842)	$(4,944,582)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,780,199	18,580,199	16,780,199	18,580,199

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 25,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(272,494)	$(276,842)	$(4,944,582)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	681	681	3,405
Common stock issued for services	-	-	3,153,000
Conversion of note receivable to officer salaries		77,885	-
Impairment of assets	-	-	472,500
Services contributed by officers	-	-	7,000
Changes in operating assets and liabilities
Increase in interest receivable	(4,979)	-	(54,979)
Increase in accrued expenses - related parties	21,128	-	20,328
Increase in accounts payable and accrued expense	37,560	8,341	112,973
Increase in accrued interest - related parties	2,013	-	2,013
Increase in accrued interest	1,600	-	1,600

Net Cash Used by Operating Activities	(214,491)	(189,935)	(1,226,742)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investment	-	-	(150,000)
Purchase of notes receivable	(200,000)	-	(200,000)
Cash paid for real estate	-	(230,862)	(230,862)

Net Cash Used by Investing Activities	(200,000)	(230,862)	(580,862)

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	-	-	603,559
Cash received in acquisition	-	-	137,673
Cash received on note payable	40,000	-	45,288
Cash received on note payable - related	281,500	-	281,500
Cash paid on notes payable - related	(30,000)	-	(30,000)
Cash received on subscriptions receivable	-	-	73,998
Cash received on subscriptions payable	123,000	450,900	703,900

Net Cash Provided by Financing Activities	414,500	450,900	1,815,918

NET INCREASE IN CASH	9	30,103	8,314

CASH AT BEGINNING OF PERIOD	8,305	58,160	-

CASH AT END OF PERIOD	$8,314	$88,263	$8,314

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$-	$-	$3,153,000
Services contributed by director	$-	$-	$7,000

The accompanying notes are an integral part of these financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto  included in its December 31, 2008 Annual Report on Form 10-K of the Company.  Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 3 - AGREEMENT AND PLAN OF MERGER

On October 26, 2006, the Company completed the acquisition of MedaCure International, Inc., a Nevada corporation located in Salt Lake City, Utah (“MedaCure”). The acquisition was consummated pursuant to an agreement entered into on June 22, 2006, whereby the Company agreed to merge its newly created, wholly-owned subsidiary, CuraTech Acquisitions, Inc., with and into MedaCure with MedaCure being the surviving entity as the Company’s wholly-owned subsidiary.

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

NOTE 4 -  SIGNIFICANT EVENTS

Equity Activity – During the six months ended June 30, 2009 the Company received $123,000 from various investors in exchange for 123,000 shares of common stock at $1.00 per share.  As of June 30, 2009 the shares have not been issued; therefore, this amount has been recorded as stock subscriptions payable in the Company’s financial statements.

CURATECH INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
June 30, 2009

NOTE 4 -      SIGNIFICANT EVENTS (Continued)

Notes Payable – Related Party – During the six months ended June 30, 2009, the Company received a total of $281,500 in cash from related parties.  These amounts have been recorded as notes payable – related parties.  Each note is unsecured, bears interest at a rate of 8.0% per annum, and is due on demand.  As of June 30, 2009 the Company had made payments on these notes amounting to $30,000.  Accrued interest payable on these notes totaled $2,013 as of June 30, 2009.

Notes Payable – During the six months ended June 30, 2009, the Company received a total of $40,000 in cash from an unrelated third party.  This amount accrues interest at a rate of 24% per annum, and is due in full, including accrued interest, on October 27, 2009.  Accrued interest payable on this note totaled $1,600 as of June 30, 2009.  This note is subsequently in default.

Notes Receivable – During the six months ended June 30, 2009, the Company loaned a total of $200,000 to various unrelated entities.  These amounts have been recorded as notes receivable in these financial statements.  The notes are unsecured, bear interest at a rate of 9.5% per annum, and are due on demand.  The Company recorded $4,979 in interest income on these notes during the six months ended June 30, 2009.

NOTE 5 -      SUBSEQUENT EVENTS

Stock issuances – Subsequent to June 30, 2009 the Company issued 366,500 shares of common stock to various unrelated entities.  Of these shares, 168,000 were issued for cash at $1.00 per share, and the remaining 198,500 were issued pursuant to various stock subscriptions payable.

The Company evaluated subsequent events from the balance sheet date through December 9, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Recent Events

Equity Activity – During the six months ended June 30, 2009 the Company received $123,000 from various investors in exchange for 123,000 shares of common stock at $1.00 per share.  As of June 30, 2009 the shares have not been issued; therefore, this amount has been recorded as stock subscriptions payable in the Company’s financial statements.

Notes Payable – Related Party – During the six months ended June 30, 2009, the Company received a total of $281,500 in cash from related parties.  These amounts have been recorded as notes payable – related parties.  Each note is unsecured, bears interest at a rate of 8.0% per annum, and is due on demand.  As of June 30, 2009 the Company had made payments on these notes amounting to $30,000.  Accrued interest payable on these notes totaled $2,013 as of June 30, 2009.

Notes Payable – During the six months ended June 30, 2009, the Company received a total of $40,000 in cash from an unrelated third party.  This amount accrues interest at a rate of 24% per annum, and is due in full, including accrued interest, on October 27, 2009.  Accrued interest payable on this note totaled $1,600 as of June 30, 2009.  This note is subsequently in default.

Notes Receivable – During the six months ended June 30, 2009, the Company loaned a total of $200,000 to various unrelated entities.  These amounts have been recorded as notes receivable in these financial statements.  The notes are unsecured, bear interest at a rate of 9.5% per annum, and are due on demand.  The Company recorded $4,979 in interest income on these notes during the six months ended June 30, 2009.

As of June 30, 2009, the Company owed its Chief Executive Officer $87,562 in accrued wages.

Plan of Operation

 Following the completion of the acquisition of MedaCure on October 26, 2006, we have become engaged in attempting to develop a market for MedaCure’s proprietary health supplement formula that is believed to enhance and build-up the body’s natural immune system defenses in both humans and animals.  In November 2008, we engaged a third party manufacturer to begin manufacturing the MedaCure product.  A total of 785,000 capsules have been manufactured to date.  Manufacturing and marketing costs have been incurred primarily by independent contractors with whom the Company has no contractual agreements.  We anticipate consummating formal manufacturing, marketing, and sales agreements with respect to our product at such time a viable market for the product has been established.  Our recent strategic emphasis has been to attempt to develop a market for our product in the country of India. Our next priority will be to establish new facilities for our corporate headquarters and to warehouse the product. Management is seeking a 3,000 square foot facility that can be leased on a long-term basis. The facility will also handle shipping of product. We have not selected a final site, but we are searching for one in Utah County, Utah.

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

We estimate that during the next 12 months we will need approximately $500,000 to establish our headquarters/warehouse facility, establish a sales and distribution network, and begin selling activities.  We anticipate that the source of the remaining funds needed will be from the private sale of securities and/or other financing activities conducted by our officers and directors.  We hope to raise approximately $500,000 during the remaining portion of 2009, although there presently are no commitments for funds, and we cannot offer any assurance that we will be able to raise such funds on terms acceptable to the Company.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

Revenues from continuing operations for the three months ended June 30, 2009 were $-0- compared to $-0- for the three month period ended June 30, 2008.  This lack of revenues was due primarily to the fact that our revenue stream pertaining to the Medacure subsidiary has not yet been developed.  We anticipate such sales may begin as early as fourth quarter 2009.

Total operating expenses for the three month period ended June 30, 2009 were $132,454, a decrease of $38,470 from the $170,924 of total operating expenses incurred in the three month period ended June 30, 2008.  General and administrative expenses for the three month period ended June 30, 2009 were $52,953, an increase of $2,420 from the $50,533 of general and administrative expenses incurred in the three months ended June 30, 2008.  Consulting expenses totaled $16,660 in the three months ended June 30, 2009, an increase of $1,610 from the $15,050 of consulting expenses incurred in the three months ended June 30, 2008.  Officer compensation totaled $62,500 in the three months ended June 30, 2009, a decrease of $42,500 from the $105,000 of officer compensation incurred in the three months ended June 30, 2008.  The Company anticipates that officer compensation should remain at the current quarterly level for the rest of 2009.

We reported a net loss of $131,054, or $.01 per share, for the three months ended June 30, 2009, which is $39,870 less than the $170,924 net loss, or $0.01 per share, incurred during the three months ended June 30, 2008.   The decreased net loss is primarily attributed to the decreases in officer compensation and general and administrative expenses incurred in the later period.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues from continuing operations for the six month period ended June 30, 2009 were $-0- compared to $-0- for the six month period ended June 30, 2008.  This lack of revenues was due primarily to the fact that our revenue stream pertaining to the Medacure subsidiary has not yet been developed.  We anticipate such sales may begin as early as fourth quarter 2009.

Total operating expenses for the six month period ended June 30, 2009 were $273,860, a decrease of $2,982 from the $276,842 of total operating expenses incurred in the six month period ended June 30, 2008.  General and administrative expenses for the six month period ended June 30, 2009 were $95,001, a decrease of $60,260 from the $155,261 of general and administrative expenses incurred in the six months ended June 30, 2008.  Consulting expenses totaled $53,178 in the six months ended June 30, 2009, an increase of $37,278 from the $15,900 of consulting expenses incurred in the six months ended June 30, 2008.  Officer compensation totaled $125,000 in the six months ended June 30, 2009, an increase of $20,000 from the $105,000 of officer compensation incurred in the six months ended June 30, 2009.  The Company anticipates that officer compensation should remain at the current quarterly level for the rest of 2009.

We incurred a net loss of $272,494, or $0.02 per share, during the six months ended June 30, 2009, which is $4,348 less than the $276,842 net loss, or $0.01 per share, incurred during the six months ended June 30, 2008.  The reduced net loss is primarily attributed to the substantial reduction in general and administrative expenses partially offset by increases in consulting expense and officer compensation incurred during the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2009, our current assets consisted of cash on hand of $8,314, a note receivable of $200,000 and interest receivable of $4,979.  We believe that current cash on hand is not sufficient to satisfy our cash requirements for the next twelve months, which we estimate to be approximately $500,000.  Due to the fact that our limited operations have not generated cash flow sufficient to cover ongoing business expenses, we may have to rely on our directors, or on outside sources, to provide additional funds.  However, we have no agreements with anyone to provide future funds to our Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. There is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.  At the present time, the Company is attempting to raise additional funds through a private placement offering of the Company’s common stock.  No one is obligated to purchase any additional shares in the offering.

At June 30, 2009, we had total assets of $447,561 and stockholders' equity of $13,859 compared to total assets of $243,254 and total stockholders' equity of $163,353 at December 31, 2008.

All of the Company’s liabilities of $433,702 as of June 30, 2009 are current liabilities due within the next year, and primarily consist of $251,500 in notes payable-related party, $87,562 accrued officer salaries, $40,000 in notes payable, and $51,027 in accounts payable and accrued expenses.

The Company expects to hire 10-15 employees in the next 12 months.

Capital Expenditures

The Company expended no amounts on capital expenditures during the six months ended June 30, 2009.  The Company has no current plans for capital expenditures.

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

Going Concern

There is a substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a deficit accumulated during the development stage in the amount of $4,944,582 as of June 30, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources.  Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes obtaining additional funding from the sale of our securities.  Although we believe that we will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Net Operating Loss

We have accumulated approximately $1,079,847 of net operating loss carryforwards as of June 30, 2009, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  The carryforwards expire in the year 2029. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended June 30, 2009 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward-Looking and Cautionary Statements

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2009.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended June 30, 2009, the Company did not sell any shares of its common stock without registration under the Securities Act of 1933, except for the following:

➢
The Company received a total of $123,000 in gross offering proceeds from subscriptions receivable from one person during the six months ended June 30, 2009.  The shares were sold at $1.00 per share, and the shares had not been issued as of June 30, 2009.  The Company has issued 123,000 shares of its common stock at $1.00 per share to the subscriber during third quarter 2009.  The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D for transactions not involving any public offering.  Each purchaser represented that he is acquiring the shares with investment intent, and the certificates representing the shares will be given a restricted legend.  Each purchaser received a private placement memorandum prior to making his/her investment.

For information concerning other issuance of the Company’s common stock without registration under the Securities Act of 1933 since January 1, 2006, see the Company’s annual reports on Forms 10-K or 10-KSB and the Company’s quarterly reports on Form 10-Q and 10-QSB filed since January 1, 2006.

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

CURATECH INDUSTRIES, INC.

Date: December 10, 2009	By:	/s/ Lincoln M. Dastrup
Lincoln M. Dastrup
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer